Form 10-Q
period 1995-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1995-05-01
CIK 713571

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1995
                         --------------


Commission file number   0-11973
                         -------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
- - --------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)




           Maryland                                     52-1321492
- - -----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- - -----------------------------------------         --------------------
(Address of principal executive officer)                (Zip Code)



                                 (301) 468-9200
- - -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                           Outstanding at March 31, 1995
- - ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995



                                                            PAGE

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1995 and
            December 31, 1994 . . . . . . . . . . . . .        1

          Statements of Operations - for the three months
            ended March 31, 1995 and 1994 . . . . . . .        2

          Statements of Cash Flows - for the three
            months ended March 31, 1995 and 1994  . . .        3

          Notes to Financial Statements . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        9

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        12

Signature   . . . . . . . . . . . . . . . . . . . . . .        13

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                                 March 31,    December 31,
                                                   1995          1994
                                               ------------   ------------
                                                (Unaudited)
Investments in and advances to
  partnerships                                 $  8,057,236   $  7,990,026
Cash and cash equivalents                         2,743,351      2,812,577
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $382,495 and $374,162,
  respectively                                      617,505        625,838
Property purchase costs, net of
  accumulated amortization of $241,911
  and $236,432, respectively                        415,401        420,880
Other assets                                          7,693          5,306
                                               ------------   ------------
      Total assets                             $ 11,841,186   $ 11,854,627
                                               ============   ============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships,
  net of unamortized discount on
  purchase money notes of $10,729,536
  and $11,433,655, respectively                $ 11,691,142   $ 10,987,023
Accrued interest payable                         27,567,084     26,951,287
Accounts payable and accrued expenses                63,106         70,389
                                               ------------   ------------
      Total liabilities                          39,321,332     38,008,699
                                               ------------   ------------
Commitments and contingencies
Partners' capital (deficit):
  Capital paid-in:
    General Partners                                  2,000          2,000
    Limited Partners                             50,015,000     50,015,000
                                               ------------   ------------
                                                 50,017,000     50,017,000
  Less:
    Accumulated distributions to
      partners                                   (1,254,612)    (1,254,612)
    Offering costs                               (5,278,980)    (5,278,980)
    Accumulated losses                          (70,963,554)   (69,637,480)
                                               ------------   ------------
      Total partners' deficit                   (27,480,146)   (26,154,072)
                                               ------------   ------------

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

      Total liabilities and partners'
        deficit                                $ 11,841,186   $ 11,854,627
                                               ============   ============




















































                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Share of income from partnerships              $    126,830   $     91,333
                                               ------------   ------------
Other revenue and expenses:

 Revenue:
    Interest income                                  40,948         25,302
                                               ------------   ------------
 Expenses:
    Interest                                      1,364,771      1,115,180
    Management fee                                   62,499         62,499
    General and administrative                       33,413         31,756
    Professional fees                                19,357         20,662
    Amortization                                     13,812         13,812
                                               ------------   ------------
                                                  1,493,852      1,243,909
                                               ------------   ------------
       Total other revenue and
         expenses                                (1,452,904)    (1,218,607)
                                               ------------   ------------

Net loss                                         (1,326,074)    (1,127,274)

Accumulated losses, beginning of
  period                                        (69,637,480)   (64,036,196)
                                               ------------   ------------
Accumulated losses, end of
  period                                       $(70,963,554)   (65,163,470)
                                               ============   ============
Loss allocated to General Partners
  (1.51%)                                      $    (20,024)  $    (17,022)
                                               ============   ============
Loss allocated to Initial and Special
   Limited Partners (1.49%)                    $    (19,759)  $    (16,796)
                                               ============   ============
Loss allocated to Additional Limited
   Partners (97%)                              $ (1,286,291)  $ (1,093,456)
                                               ============   ============
Loss per unit of Additional Limited
  Partnership Interest based on 50,000
  units outstanding                            $     (25.73)  $     (21.87)

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                               ============   ============






















































                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                               For the three months ended
                                                        March 31,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from operating activities:
  Net loss                                     $ (1,326,074)  $ (1,127,274)

  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Share of income from partnerships              (126,830)       (91,333)
    Amortization of deferred costs                   13,812         13,812
    Amortization of discount of
      purchase money notes                          704,119        415,008
    Payment of purchase money note
      interest                                      (44,855)       (22,275)
    Changes in assets and liabilities:
      Increase in other assets                       (2,387)        (2,032)
      Increase in accrued interest
        payable                                     660,652        700,172
      Decrease in accounts payable and
        accrued expenses                             (7,283)       (6,900)
                                               ------------   ------------
         Net cash used in operating
           activities                              (128,846)      (120,822)
                                               ------------   ------------
Cash flows from investing activities:
  Receipt of distributions from
    partnerships                                     59,620         22,275
                                               ------------   ------------

Net decrease in cash and cash
  equivalents                                       (69,226)       (98,547)

Cash and cash equivalents, beginning
  of period                                       2,812,577      3,068,063
                                               ------------   ------------

Cash and cash equivalents, end of
  period                                       $  2,743,351   $  2,969,516
                                               ============   ============




                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 1995 and December 31, 1994, and the results of its operations for the three months ended March 31, 1995 and 1994 and its cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the dis-closures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of March 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $22,420,678 (exclusive of unamortized discount on purchase money notes of $10,729,536) plus accrued interest of $27,567,084, are payable upon the earlier of (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $4,660,000 are scheduled to mature in August 1995, as discussed below.
Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature in 1996. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying-out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay-off or buy-down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1995 and 1994 was $1,364,771 and $1,115,180, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three months ended March 31, 1995 and 1994 by $704,119 and $415,008, respectively.

     As of March 31, 1995 and December 31, 1994, the Partnership had advanced funds totalling $324,410 to Local Partnerships. There were no advances funded to the Local Partnerships during the three months ended March 31, 1995.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The local general partner of Frenchman's Wharf Apartments Associates II (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. As of April 24, 1995, no response had been received from the local HUD office. There is no assurance that approval will be received. If that workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the purchase money note related to Frenchman's Wharf II, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt service payments are being made from available cash flow in accordance with the proposed workout. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both March 31, 1995 and December 31, 1994. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both March 31, 1995 and December 31, 1994, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     Posada Vallarta Apartments is currently operating under a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. Currently, debt service payments are being made in accordance with the workout. The three-year workout expires on October 1, 1995. The local general partner intends to submit a proposal to HUD for a one-year extension on the three-year workout.

     The Wexford Ridge Associates Local Partnership (located in Madison, Wisconsin), the local general partner, and its management agent have been named in eight sexual harassment and discrimination complaints filed with HUD. The Managing General Partner and the Partnership have also been named in four of the complaints. The Managing General Partner is monitoring the situation and is investigating its rights with regard to the local general partner and/or the management agent if the situation is not dealt with to the satisfaction of the Managing General Partner. The Managing General Partner believes the claims will have no aggregate material effect on the financial statements of the Partnership

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

and that legal costs associated with the claims will be borne by the management agent.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low- to moderate-income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of April 24, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to redesigning the program. Substantial doubt exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     Purchase money notes relating to Beech Hill I and Beech Hill II totaling $2,380,000 plus accrued interest mature in August 1995. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with the potential completion of LIHPHRA processing. There is no assurance that an offer to extend the maturity date will be accepted.

     Purchase money notes relating to Rock Glen totaling $2,280,000 plus accrued interest mature in August 1995. The Managing General Partner has made an offer to the noteholder to extend the purchase money note due date to August 2000. There is no assurance that an offer to extend the maturity date will be accepted.

     The following are combined statements of operations for the Local Partnerships in which the Partnership has invested. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    For the three months ended
                                             March 31,
                                 ------------------------------
                                     1995             1994
                                 ------------     ------------
Revenue:
  Rental revenue                 $  7,082,315     $  6,866,363
  Other                               388,321          413,040
                                 ------------     ------------
                                    7,470,636        7,279,403
                                 ------------     ------------
Expenses:
  Operating                         4,785,723        4,694,855
  Interest                          2,097,330        2,066,395
  Depreciation and amortization     1,351,821        1,348,276
                                 ------------     ------------
                                    8,234,874        8,109,526
                                 ------------     ------------

Net loss                         $   (764,238)    $   (830,123)
                                 ============     ============

     As of March 31, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for ten and nine, respectively, of the twenty-two Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $22,049,857 and $21,176,551, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $21,605 and $15,889 for the three months ended March 31, 1995 and 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three-month periods ended March 31, 1995 and 1994.

     From July 1990 through January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting
and other services to Country Place I and II.   From August 1990 through January
1994, CRICO provided these services to Rock Glen. Fees paid or accrued to CRICO for these services amounted to $6,704, $4,231 and $5,580, respectively, for the month ended January 31, 1994. On February 1, 1994, CRICO contributed its consulting contracts and personnel to CAPREIT Residential Corporation

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED PARTY TRANSACTIONS - Continued

(CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new management agent.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-II Limited Partnership's (the Partnership) liquidity, with unrestricted cash resources of $2,743,351 and $2,812,577 as of March 31, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its
current and  anticipated operating cash needs.    As of April 24, 1995, there
are no material commitments for capital expenditures.

     As of March 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $22,420,678 (exclusive of unamortized discount on purchase money notes of $10,729,536) plus accrued interest of $27,567,084, are payable upon the earlier of (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $4,660,000 are scheduled to mature in August 1995, as discussed below.
Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature in 1996. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying-out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay-off or buy-down certain purchase money note obligations.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1995, the receipt of distributions from Local Partnerships was supplemented by existing cash and cash equivalents to support operating cash requirements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net loss increased for the three months ended March 31, 1995 from the comparable period in 1994 primarily due to an increase in interest expense as a result of the amortization of imputed interest. Partially offsetting the increase in net loss was an increase in income from Local Partnerships primarily due to a decrease in operating expenses at one property. Also partially offsetting the increase in the Partnership's net loss was an increase in interest income resulting from an increase in investment yields as compared to the same period in 1994.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1995 did not include losses of $873,306 compared to excluded losses of $901,324 for the three months ended March 31, 1994.

     The local general partner of Frenchman's Wharf Apartments Associates II (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. As of April 24, 1995, no response had been received from the local HUD office. There is no assurance that approval will be received. If that workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the purchase money note related to Frenchman's Wharf II, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt service payments are being made from available cash flow in accordance with the proposed workout. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both March 31, 1995 and December 31, 1994. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both March 31, 1995 and December 31, 1994, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------------------

Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     Posada Vallarta Apartments is currently operating under a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. Currently, debt service payments are being made in accordance with the workout. The three-year workout expires on October 1, 1995. The local general partner intends to submit a proposal to HUD for a one-year extension on the three-year workout.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low- to moderate-income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of April 24, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to redesigning the program. Substantial doubt exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     Purchase money notes relating to Beech Hill I and Beech Hill II totaling $2,380,000 plus accrued interest mature in August 1995. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with the potential completion of LIHPHRA processing. There is no assurance that an offer to extend the maturity date will be accepted.

     Purchase money notes relating to Rock Glen totaling $2,280,000 plus accrued interest mature in August 1995. The Managing General Partner has made an offer to the noteholder to extend the purchase money note due date to August 2000. There is no assurance that an offer to extend the maturity date will be accepted.

     No other significant changes in the Partnership's operations have taken place during this period.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------------------

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1995.

     All other items are not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAPITAL REALTY INVESTORS-II
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner



May 1, 1995                        /s/ Richard J. Palmer
- - --------------------------         ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Accounting Officer