Form 10-Q
period 1995-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1995-10-17
CIK 713571

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1995
                         ------------------


Commission file number      0-11973
                         -------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)




           Maryland                                     52-1321492
-----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         --------------------
(Address of principal executive officer)                (Zip Code)



                                 (301) 468-9200
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



          Class                         Outstanding at September 30, 1995
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                                            PAGE
                                                            ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 and
            December 31, 1994 . . . . . . . . . . . . .        1

          Statements of Operations - for the three and
            nine months ended September 30, 1995 and 1994      3

          Statements of Cash Flows - for the nine
            months ended September 30, 1995 and 1994  .        5

          Notes to Financial Statements . . . . . . . .        6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        12

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . .        16

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        17

Signature   . . . . . . . . . . . . . . . . . . . . . .        18

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS



                                               September 30,  December 31,
                                                   1995          1994
                                               -------------  ------------
                                                (Unaudited)
Investments in and advances to partnerships    $  7,069,224   $  7,990,026
Cash and cash equivalents                         3,283,207      2,812,577
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $399,162 and $374,162,
  respectively                                      600,838        625,838
Property purchase costs, net of
  accumulated amortization of $252,866
  and $236,432, respectively                        404,446        420,880
Other assets                                          7,080          5,306
                                               ------------   ------------
      Total assets                             $ 11,364,795   $ 11,854,627
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                           BALANCE SHEETS - Continued

                        LIABILITIES AND PARTNERS' DEFICIT



                                               September 30,  December 31,
                                                   1995          1994
                                               -------------  ------------
                                                (Unaudited)
Due on investments in partnerships,
  net of unamortized discount on
  purchase money notes of $9,321,298
  and $11,433,655, respectively                $ 13,099,380   $ 10,987,023
Accrued interest payable                         28,705,521     26,951,287
Accounts payable and accrued expenses               102,372         70,389
                                               ------------   ------------
      Total liabilities                          41,907,273     38,008,699
                                               ------------   ------------
Commitments and contingencies
Partners' capital (deficit):
  Capital paid-in:
    General Partners                                  2,000          2,000
    Limited Partners                             50,015,000     50,015,000
                                               ------------   ------------
                                                 50,017,000     50,017,000
  Less:
    Accumulated distributions to partners        (1,254,612)    (1,254,612)
    Offering costs                               (5,278,980)    (5,278,980)
    Accumulated losses                          (74,025,886)   (69,637,480)
                                               ------------   ------------
      Total partners' deficit                   (30,542,478)   (26,154,072)
                                               ------------   ------------
      Total liabilities and partners'
        deficit                                $ 11,364,795   $ 11,854,627
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                               For the three months ended
                                                      September 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Share of (loss) income from partnerships       $   (117,258)  $      1,541
                                               ------------   ------------
Other revenue and expenses:

 Revenue:
    Interest income                                  47,297         32,632
                                               ------------   ------------
 Expenses:
    Interest                                      1,364,771      1,091,853
    Management fee                                   62,499         62,499
    General and administrative                       31,376         10,365
    Professional fees                                18,170         26,352
    Amortization                                     13,812         13,812
                                               ------------   ------------
                                                  1,490,628      1,204,881
                                               ------------   ------------
       Total other revenue and expenses          (1,443,331)    (1,172,249)
                                               ------------   ------------
Net loss                                         (1,560,589)    (1,170,708)

Accumulated losses, beginning of period         (72,465,297)   (66,522,397)
                                               ------------   ------------
Accumulated losses, end of period              $(74,025,886)  $(67,693,105)
                                               ============   ============
Loss allocated to General Partners (1.51%)     $    (23,565)  $    (17,678)
                                               ============   ============
Loss allocated to Initial and Special
   Limited Partners (1.49%)                    $    (23,252)  $    (17,444)
                                               ============   ============
Loss allocated to Additional Limited
   Partners (97%)                              $ (1,513,772)  $ (1,135,586)
                                               ============   ============
Loss per unit of Additional Limited
  Partnership Interest based on 50,000
  units outstanding                            $     (30.28)  $     (22.71)
                                               ============   ============




                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                For the nine months ended
                                                       September 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Share of loss from partnerships                $    (50,463)  $    (68,985)
                                               ------------   ------------
Other revenue and expenses:

 Revenue:
    Interest income                                 135,164         88,513
                                               ------------   ------------
 Expenses:
    Interest                                      4,094,313      3,300,512
    Management fee                                  187,497        187,497
    General and administrative                       94,050         75,097
    Professional fees                                55,813         71,898
    Amortization                                     41,434         41,433
                                               ------------   ------------
                                                  4,473,107      3,676,437
                                               ------------   ------------
       Total other revenue and expenses          (4,337,943)    (3,587,924)
                                               ------------   ------------
Net loss                                         (4,388,406)    (3,656,909)

Accumulated losses, beginning of period         (69,637,480)   (64,036,196)
                                               ------------   ------------
Accumulated losses, end of period              $(74,025,886)  $(67,693,105)
                                               ============   ============
Loss allocated to General Partners (1.51%)     $    (66,265)  $    (55,219)
                                               ============   ============
Loss allocated to Initial and Special
   Limited Partners (1.49%)                    $    (65,387)  $    (54,488)
                                               ============   ============
Loss allocated to Additional Limited
   Partners (97%)                              $ (4,256,754)  $ (3,547,202)
                                               ============   ============
Loss per unit of Additional Limited
  Partnership Interest based on 50,000
  units outstanding                            $     (85.14)  $     (70.94)
                                               ============   ============




                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                For the nine months ended
                                                       September 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from operating activities:
  Net loss                                     $ (4,388,406)  $ (3,656,909)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Share of loss from partnerships                  50,463         68,985
    Amortization of deferred costs                   41,434         41,433
    Amortization of discount on purchase
      money notes                                 2,112,357      1,236,003
    Loss on early extinguishment of debt                 --       (117,353)
    Payment of purchase money note interest        (227,722)      (226,464)

    Changes in assets and liabilities:
      Increase in other assets                       (1,774)        (3,156)
      Increase in accrued interest payable        1,981,956      2,064,508
      Increase (decrease) in accounts payable
        and accrued expenses                         31,983         (5,191)
                                               ------------   ------------
         Net cash used in operating
           activities                              (399,709)      (598,144)
                                               ------------   ------------
Cash flows from investing activities:
  Receipt of distributions from
    partnerships                                    870,339        775,529
                                               ------------   ------------
Cash flows from financing activities:
  Pay-off of purchase money note                         --       (367,897)
                                               ------------   ------------
Net increase (decrease) in cash and cash
  equivalents                                       470,630       (190,512)

Cash and cash equivalents, beginning of
  period                                          2,812,577      3,068,063
                                               ------------   ------------
Cash and cash equivalents, end of period       $  3,283,207   $  2,877,551
                                               ============   ============




                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 1995 and December 31, 1994, and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of September 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $22,420,678 (exclusive of unamortized discount on purchase money notes of $9,321,298) plus accrued interest of $28,705,521, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $4,660,000 matured in August 1995, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature in 1996.
The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1995 was $1,364,771 and $4,094,313, respectively, and for the three and nine months ended September 30, 1994 was $1,091,853 and $3,300,512, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and nine months ended September 30, 1995 by $704,119 and $2,112,357, respectively, and by $409,826 and $1,236,003 during the three and nine months ended September 30, 1994, respectively.

     As of September 30, 1995 and December 31, 1994, the Partnership had advanced funds totalling $324,410 to Local Partnerships. There were no funds advanced to the Local Partnerships during the nine months ended September 30, 1995.

     The local general partner of Frenchman's Wharf Apartments Associates II (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. As of October 10, 1995, the local general partner is continuing to work with the local HUD office to arrange an acceptable workout agreement. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf II was notified by HUD that HUD planned to offer its mortgage loan for sale in the Fall of 1995. If the mortgage was sold by HUD, a new mortgagee would service the defaulted loan and could foreclose on the property. As of October 10, 1995, Frenchman's Wharf II had not been notified by HUD as to the status of the loan sale. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the purchase money note related to Frenchman's Wharf II, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt service payments are being made from available cash flow in accordance with the proposed workout. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both September 30, 1995 and December 31, 1994. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both September 30, 1995 and December 31, 1994, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

able to repay any loans in accordance with the terms.

     In September 1995, HUD sold the mortgage of Palatine-Barrington Associates Limited Partnership (Deer Grove) to a new mortgagee. The new mortgagee now services the loan and Deer Grove is no longer subject to HUD regulatory requirements.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) is currently operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. Currently, debt service payments are being made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996.

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

     Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of October 10, 1995, members of Congress were recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

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

     The Partnership defaulted on its purchase money note relating to Beech Hill I on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $1,480,000 and $1,473,498, respectively. As of October 17, 1995, principal and accrued interest totalling $1,480,000 and $1,501,963, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Beech Hill II on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $905,047, respectively. As of October 17, 1995, principal and accrued interest of $900,000 and $922,356, respectively, were due. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates. There is no assurance, however, that the offer to extend the maturity dates will be accepted.

     The Partnership defaulted on its purchase money note relating to Rock Glen on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $2,280,000 and $1,116,256, respectively. As of October 17, 1995, principal and accrued interest totalling $2,280,000 and $1,160,107, respectively, were due. A standstill agreement from the noteholder has been granted until October 31, 1995. The Managing General Partner made an offer to the noteholder to extend the purchase money note due date to August 2000. This offer was rejected by the noteholder. The Managing General Partner is now reviewing other proposals to present to the noteholder. There is no assurance that any new proposals will be accepted.

     Should the noteholders of the Beech Hill I, Beech Hill II and/or Rock Glen purchase money notes begin foreclosure proceedings on any of the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in any of the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Beech Hill I, Beech Hill II and Rock Glen not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of any of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in all of the Local Partnerships, the investments in and advances to Local

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at September 30, 1995 is approximately 17% of the total investment in Local Partnerships.

     The following are combined statements of operations for the Local Partnerships in which the Partnership has invested. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the three months ended    For the nine months ended
                       September 30,                 September 30,
                ---------------------------   ---------------------------
                    1995           1994           1995          1994
                ------------   ------------   ------------   ------------
Revenue:
  Rental
    revenue     $  6,992,515   $  6,902,943   $ 21,168,915   $ 20,694,255
  Other              444,233        426,521      1,227,585      1,246,114
                ------------   ------------   ------------   ------------
                   7,436,748      7,329,464     22,396,500     21,940,369
                ------------   ------------   ------------   ------------
Expenses:
  Operating        4,999,332      4,741,934     14,778,431     14,132,480
  Interest         2,097,325      2,066,390      6,291,984      6,199,183
  Depreciation
    and amorti-
    zation         1,351,817      1,348,270      4,055,456      4,044,819
                ------------   ------------   ------------   ------------
                   8,448,474      8,156,594     25,125,871     24,376,482
                ------------   ------------   ------------   ------------

Net loss        $ (1,011,726)  $   (827,130)  $ (2,729,371)  $ (2,436,113)
                ============   ============   ============   ============

     As of September 30, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for ten and nine, respectively, of the twenty-two Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $23,796,463 and $21,176,551, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $22,729 and $67,424 for the three and nine months ended

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

September 30, 1995, respectively, and $23,083 and $66,533 for the three and nine months ended September 30, 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $62,499 and $187,497 for the three and nine months, respectively, ended September 30, 1995 and 1994.

     From July 1990 through January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting
and other services to Country Place I and II.   From August 1990 through January
1994, CRICO provided these services to Rock Glen. Fees paid or accrued to CRICO for these services amounted to $6,704, $4,231 and $5,580, respectively, for the month ended January 31, 1994. On February 1, 1994, CRICO contributed its consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new management agent.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-II Limited Partnership's (the Partnership) liquidity, with unrestricted cash resources of $3,283,207 and $2,812,577 as of September 30, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of October 10, 1995, there are no material commitments for capital expenditures.

     As of September 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $22,420,678 (exclusive of unamortized discount on purchase money notes of $9,321,298) plus accrued interest of $28,705,521, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $4,660,000 matured in August 1995, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature in 1996.
The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     The Partnership defaulted on its purchase money note relating to Beech Hill I on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $1,480,000 and $1,473,498, respectively. As of October 17, 1995, principal and accrued interest totalling $1,480,000 and $1,501,963, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Beech Hill II on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $905,047, respectively. As of October 17, 1995, principal and accrued interest of $900,000 and $922,356, respectively, were due. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates. There is no assurance, however, that the offer to extend the maturity dates will be accepted.

     The Partnership defaulted on its purchase money note relating to Rock Glen on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $2,280,000 and $1,116,256, respectively. As of October 17, 1995, principal and accrued interest totalling $2,280,000 and $1,160,107, respectively, were due. A standstill agreement from the noteholder has been granted until October 31, 1995. The Managing General Partner made an offer to the noteholder to extend the purchase money note due

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

date to August 2000. This offer was rejected by the noteholder. The Managing General Partner is now reviewing other proposals to present to the noteholder. There is no assurance that any new proposals will be accepted.

     Should the noteholders of the Beech Hill I, Beech Hill II and/or Rock Glen purchase money notes begin foreclosure proceedings on any of the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in any of the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Beech Hill I, Beech Hill II and Rock Glen not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of any of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in all of the Local Partnerships, the investments in and advances to Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at September 30, 1995 is approximately 17% of the total investment in Local Partnerships.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1995 increased from the comparable period in 1994 primarily due to an increase in interest expense as a result of the amortization of imputed interest. Contributing to the increase in net loss was an increase in loss from Local Partnerships primarily due to an increase in operating expenses at two properties, which was partially offset by a decrease in operating expenses at one property. Also contributing to the increase in net loss was an increase in general and administrative expenses in 1995 due to the recognition in the third quarter of 1994 of decreased annual report printing costs. Partially offsetting the increase in the Partnership's net loss was an increase in interest income resulting from an increase in investment yields and higher cash balances as compared to the same period in 1994, as well as a decrease in professional fees primarily due to a reduction in legal expenses.

     The Partnership's net loss for the nine months ended September 30, 1995 increased from the comparable period in 1994 primarily due to an increase in interest expense and general and administrative expenses, as discussed above. Partially offsetting the increase in the Partnership's net loss was an increase in interest income and a decrease in professional fees, as discussed above. Also, partially offsetting the increase in net loss was a decrease in loss from Local Partnerships primarily due to the loss incurred in 1994 relating the payoff of Country Place I and II purchase money notes, which was partially

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

offset by an increase in operating expenses at two properties in 1995, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1995 did not include losses of $873,303 and $2,619,912, respectively, compared to excluded losses of $807,943 and $2,423,834 for the three and nine months ended September 30, 1994, respectively.

     The local general partner of Frenchman's Wharf Apartments Associates II (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. As of October 10, 1995, the local general partner is continuing to work with the local HUD office to arrange an acceptable workout agreement. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf II was notified by HUD that HUD planned to offer its mortgage loan for sale in the Fall of 1995. If the mortgage was sold by HUD, a new mortgagee would service the defaulted loan and could foreclose on the property. As of October 10, 1995, Frenchman's Wharf II had not been notified by HUD as to the status of the loan sale. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the purchase money note related to Frenchman's Wharf II, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt service payments are being made from available cash flow in accordance with the proposed workout. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both September 30, 1995 and December 31, 1994. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both September 30, 1995 and December 31, 1994, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     In September 1995, HUD sold the mortgage of Palatine-Barrington Associates Limited Partnership (Deer Grove) to a new mortgagee. The new mortgagee now services the loan and Deer Grove is no longer subject to HUD regulatory requirements.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) is currently operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. Currently, debt service payments are being made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996.

     Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of October 10, 1995, members of Congress were recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Beech Hill
I on August 1, 1995 when the note matured and was not paid.   The default amount
included principal and accrued interest of $1,480,000 and $1,473,498, respectively. As of October 17, 1995, principal and accrued interest totalling

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

$1,480,000 and $1,501,963, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Beech Hill II on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $905,047, respectively. As of October 17, 1995, principal and accrued interest of $900,000 and $922,356, respectively, were due. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates. There is no assurance, however, that the offer to extend the maturity dates will be accepted.

     The Partnership defaulted on its purchase money note relating to Rock Glen on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $2,280,000 and $1,116,256, respectively. As of October 17, 1995, principal and accrued interest totalling $2,280,000 and $1,160,107, respectively, were due. A standstill agreement from the noteholder has been granted until October 31, 1995. The Managing General Partner made an offer to the noteholder to extend the purchase money note due date to August 2000. This offer was rejected by the noteholder. The Managing General Partner is now reviewing other proposals to present to the noteholder. There is no assurance that any new proposals will be accepted.

     Should the noteholders of the Beech Hill I, Beech Hill II and/or Rock Glen purchase money notes begin foreclosure proceedings on any of the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in any of the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Beech Hill I, Beech Hill II and Rock Glen not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of any of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in all of the Local Partnerships, the investments in and advances to Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at September 30, 1995 is approximately 17% of the total investment in Local Partnerships.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1995.

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



October 17, 1995                   /s/ Richard J. Palmer
--------------------------         ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Accounting Officer