Form 10-K
period 1995-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1996-03-25
CIK 713571

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              -----------------

Commission file number             0-11973
                              -----------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                              52-1321492
------------------------------------------        --------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

11200 Rockville Pike, Rockville, Maryland                20852
------------------------------------------        --------------------
 (Address of principal executive offices)              (Zip Code)

(Registrant's telephone number,
including area code)                                 (301) 468-9200
                                                  --------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                     on which registered
------------------------------------------        ---------------------
                NONE                                        N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
-------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

     The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                 Page
                                                                 ----

Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-6
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-6
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-6


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters  . . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-1
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-2
Item 8.  Financial Statements and Supplementary Data  . . .      II-11
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-11


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 11. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 12. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-3
Item 13. Certain Relationships and Related Transactions   .      III-4


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K  . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      IV-3

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-31

                                     PART I
                                     ------


ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 limited partnership interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983 when it became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). As of December 31, 1995, the Partnership has invested in twenty-two Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

     (1)  preserve and protect the Partnership's capital;
     (2) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
     (3) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (4) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. An affiliate of the Managing General Partner of the Partnership is also generally a general partner of the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------
ITEM 1.   BUSINESS - Continued
          --------

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex which must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the General Partners believe there to be no material risk of market competition in the operations of the apartment complexes described below which adversely impact the Partnership, except in specific circumstances as described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership is a limited partner:

             SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
         IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                             HAS AN INVESTMENT(1)

                                                                                                             Units
                               Mortgage                                                                  Authorized for
 Name and Location            Payable at           Financed and/or Insured             Number of          Rental Asst.
of Apartment Complex         12/31/95 (2)          and/or Subsidized Under            Rental Units        Under Sec. 8
--------------------         ------------       -----------------------------         ------------       --------------
Arrowhead Apts.              $  3,999,439       Illinois Housing Development               200                 40
 Palatine, IL                                    Authority (IHDA)

Beech Hill I                    2,978,884       Federal National Mortgage                  200                 39
 Manchester, NH                                  Association (FNMA)/236

Beech Hill II                   1,677,503       FNMA/236                                   120                 24
 Manchester, NH

Chevy Chase Park                3,851,051       Metropolitan Savings Bank                  232                228
 Centerville, OH                                (MSB)/236

Country Place I                 5,014,755       Maryland Community Development             192                 38
 Burtonsville, MD                                Administration Section 221(d)(4)
                                                 of the National Housing Act (NHA)

Country Place II                3,641,662       Reilly Mortgage Group/Section              120                 24
 Burtonsville, MD                                221 (d)(4) of the NHA

Deer Grove Apts.               10,196,004       FNMA/Housing and Urban Development/        448                  0
 Palatine, IL                                    Section 221(d)(4) of the NHA

Four Winds West                 1,026,277       GMAC HUD Insured through Section            62                 62
 Birmingham, AL                                  221 (d)(4) of the NHA/Section 8

Frenchman's Wharf II            7,923,103       Department of Housing and Urban            324                 31
 New Orleans, LA                                 Development

Golden Acres                    1,279,960       California Housing Finance Agency           46                 45
 Chowchilla, CA                                  (CHFA)

Mercy Terrace                   8,679,479       Section 221(d)(4) of the NHA/              158                158
 San Francisco, CA                               Section 8

The Moorings                    3,756,589       IHDA                                       216                 44
 Roselle, IL

Orangewood                      1,826,500       CHFA                                        40                  0
 Orange Cove, CA

Posada Vallarta                13,379,772       Section 221(d)(4) of the NHA/Loan          336                 70
 Phoenix, AZ                                     assigned to HUD in 1991

Princeton Community             8,457,157       New Jersey Housing Finance Agency          239                 26
 Village
 Princeton, NJ

Rock Glen                       3,837,148       Section 221(d)(4) of the NHA               241                  0
 Baltimore, MD

                                     PART I
                                     ------
ITEM 1.   BUSINESS - Continued
          --------

          SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
      IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1)

                                                                                                             Units
                               Mortgage                                                                  Authorized for
 Name and Location            Payable at           Financed and/or Insured             Number of          Rental Asst.
of Apartment Complex         12/31/95 (2)          and/or Subsidized Under            Rental Units        Under Sec. 8
--------------------         ------------       -----------------------------         ------------       --------------
Rolling Green at                2,428,481       Massachusetts Housing Finance              204                 15
 Amherst                                         Agency (MHFA)/236
 Amherst, MA

Rolling Green at                5,462,579       MHFA/236                                   404                 77
 Fall River
 Fall River, MA

Tanglewood II                   1,605,145       FNMA/Section 221(d)(3) of the NHA          192                  0
 Westwego, LA

Troy Manor Apts.                  859,174       Farmers Home Administration Section         50                 50
 Troy, AL                                        5/ Section 8

Westgate Tower Apts.         $  2,162,052       Michigan Sate Housing Develop-             148                 43
 Westland, MI                                    ment Authority/236

Wexford Ridge                   4,159,636       MSB/236                                    246                242
 Madison, WI
--------------------         ------------                                             --------           --------
Totals(3) 22                 $ 98,202,350                                                4,418              1,256
                             ============                                             ========           ========


           SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
       IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                  HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                      Units Occupied As                                   Rental Per Unit
                                  Percentage of Total Units                             for the Years Ended
                                      As of December 31,                                    December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1995    1994    1993   1992  1991         1995        1994       1993        1992      1991
--------------------          ----    ----    ----   ----  ----       --------    --------   --------    --------  --------
Arrowhead Apts.                93%     90%     83%    88%   91%       $  9,025    $  9,282   $  8,534    $  8,465  $  7,908
 Palatine, IL

Beech Hill I                  100%     99%     99%   100%   99%          5,343       5,352      5,220       4,798     4,815
 Manchester, NH

Beech Hill II                  98%    100%     98%    99%   98%          4,836       4,411      4,519       4,447     4,422
 Manchester, NH

Chevy Chase Park               99%     98%    100%    99%   99%          4,224       3,938      3,953       3,771     3,617
 Centerville, OH

Country Place I                92%     95%     91%    91%   97%          8,902       8,783      8,780       8,570     8,385
 Burtonsville, MD

Country Place II               93%     95%     94%    89%   99%          8,833       8,965      8,903       8,878     8,612
 Burtonsville, MD

Deer Grove Apts.               93%     95%     96%    96%   90%          8,383       7,831      7,714       7,274     7,243
 Palatine, IL

Four Winds West                98%     95%     97%   100%  100%          4,537      4,512       5,822       4,267     4,181
 Birmingham, AL

Frenchman's Wharf II           90%     88%     88%    92%   90%          4,171      4,156       4,235       4,192     4,128
 New Orleans, LA

Golden Acres                  100%    100%    100%   100%   96%          6,271      6,191       6,011       5,905     5,643
 Chowchilla, CA

Mercy Terrace                 100%    100%    100%   100%  100%         15,898     15,585      15,381      14,985    14,624
 San Francisco, CA

The Moorings                   97%     97%     97%    94%   94%          8,577      8,688       8,078       7,980     7,782
 Roselle, IL

Orangewood                    100%     98%    100%   100%  100%          2,700      2,852       2,900       2,987     2,880
 Orange Cove, CA

Posada Vallarta                96%     97%     99%    90%   91%          6,616      6,257       5,807       5,714     5,385
 Phoenix, AZ

Princeton Community
 Village                       97%     97%     98%   100%   97%          6,510      6,244       6,072       5,942     5,691
 Princeton, NJ

Rock Glen                      94%     96%     95%    89%   96%          4,864      4,862       4,778       4,923     4,822
 Baltimore, MD

             SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
         IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                    HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                      Units Occupied As                                   Rental Per Unit
                                  Percentage of Total Units                             for the Years Ended
                                      As of December 31,                                    December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1995    1994    1993   1992  1991         1995        1994       1993        1992      1991
--------------------          ----    ----    ----   ----  ----       --------    --------   --------    --------  --------
Rolling Green at Amherst      100%    100%    100%   100%  100%       $  7,314    $  7,091   $  6,961    $  6,683  $  6,777
 Amherst, MA

Rolling Green at               98%     99%     98%    98%   99%          7,177      7,222       7,080       5,797     6,985
 Fall River
 Fall River, MA

Tanglewood II                  98%     99%    100%   100%  100%          4,112      3,923       3,914       3,913     3,648
 Westwego, LA

Troy Manor Apts.              100%    100%    100%   100%  100%          4,681      4,596       5,261       4,365     4,251
 Troy, AL

Westgate Tower Apts.           99%     98%     99%   100%  100%       $  3,471    $  3,438   $  3,261    $  3,161  $  3,075
 Westland, MI

Wexford Ridge                  98%    100%    100%   100%   98%          4,517       4,413      4,182       4,055     4,095
 Madison, WI
                              ----    ----    ----   ----  ----       --------    --------   --------    --------  --------
Totals(3) 22                   97%     97%     97%    97%   97%       $  6,407    $  6,300   $  6,244    $  5,958  $  5,862
                              ====    ====    ====   ====  ====       ========    ========   ========    ========  ========


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1995.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested."

     On January 31, 1996, the Local Managing General Partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer for the property from an unaffiliated entity. The Local Managing General Partner is currently evaluating this offer.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors-II Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 and Schedule III of Part IV, Item 14 for information pertaining to these properties.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     Information concerning potential future legal proceedings is contained in
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the notes to financial statements in Part IV, Item 14.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) It is not anticipated that there will be any market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interest in the Partnership.

     (b) As of March 8, 1996, there were approximately 4,100 registered holders of limited partnership interests in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 1995 or 1994. The Partnership received distributions of $870,339 and $793,007 from Local Partnerships during 1995 and 1994, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent government agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                               For the years ended December 31,
                                            1995            1994             1993             1992             1991
                                        ------------    ------------     ------------     ------------     ------------
Share of income (loss) from
  partnerships                          $    238,823    $   (121,724)    $    343,278     $   (455,139)    $   (283,511)
Interest income                              181,845         125,477          100,172          120,086          176,258
Expenses                                  (6,268,596)     (5,605,037)      (5,148,865)      (4,499,106)      (3,979,811)
                                        ------------    ------------     ------------     ------------     ------------

Net loss                                $ (5,847,928)   $ (5,601,284)    $ (4,705,415)    $ (4,834,159)    $ (4,087,064)
                                        ============    ============     ============     ============     ============

Loss allocated to Additional
  Limited Partners (97%)                $ (5,672,490)   $ (5,433,246)    $ (4,564,252)    $ (4,689,134)    $ (3,964,452)
                                        ============    ============     ============     ============     ============

Loss per unit of Additional Limited
  Partnership Interest based
  on 50,000 units outstanding           $    (113.45)   $    (108.66)    $     (91.29)    $     (93.78)    $     (79.29)
                                        ============    ============     ============     ============     ============

Cash distribution per unit of
  Additional Limited Partnership
  Interest based on 50,000 units
  outstanding                           $         --    $         --     $         --     $         --     $         --
                                        ============    ============     ============     ============     ============


Total assets                            $ 11,550,373    $ 11,854,627     $ 12,953,688     $ 13,698,771     $ 14,746,932
                                        ============    ============     ============     ============     ============

Total remaining due on
  investments, including accrued
  interest on purchase money notes      $ 43,470,049    $ 37,938,310     $ 33,412,704     $ 29,492,031     $ 25,760,146
                                        ============    ============     ============     ============     ============

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes intended to provide housing to low and moderate income tenants. In conjunction with such government assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction of or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible and potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are non-recourse obligations of the Partnership which typically mature fifteen years from the dates of acquisition of the interests in particular Local Partnerships.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after 50% distribution to limited partners) received from the sale of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of March 8, 1996, members of Congress were recommending substantial changes to the LIHPRHA

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties by utilizing programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property through supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     In 1990, CRI, as Managing General Partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by certain of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. In view of Mr. Schwartzberg's solicitation efforts against other CRI-sponsored partnerships, CRI anticipates that litigation may arise from this request.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1995, the Partnership had approximately 4,100 investors who subscribed to a total of 50,000 units of limited partnership interests in the original amount of $50,000,000. The Partnership has made investments in twenty-two Local Partnerships. The Partnership's liquidity, with unrestricted cash resources of $3,192,539 as of December 31, 1995, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its
current and anticipated operating cash needs.   As of March 8, 1996, there were
no material commitments for capital expenditures. Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995, and has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     During 1995, 1994 and 1993, the Partnership received cash distributions of $870,339, $793,007 and $1,092,917, respectively, from the Local Partnerships.

     As of December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $22,420,678 (exclusive of unamortized discount on purchase money notes of $8,206,853) plus accrued interest of $29,256,224, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,380,000 matured on August 1, 1995 but have not been paid, as discussed below. A purchase money note in the principal amount of $2,280,000 matured on August 1, 1995 and was subsequently paid off at a discount on January 11, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature on December 31, 1996, as discussed below.
The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     The Partnership defaulted on its purchase money note relating to Rock Glen Limited Partnership (Rock Glen) on August 1, 1995 when the note matured and was not paid. A standstill agreement from the noteholder was granted until October 31, 1995. The Managing General Partner made an offer to the noteholder to extend the purchase money note due date to August 2000. This offer was rejected by the noteholder. On January 11, 1996, the Partnership paid off the purchase money note at a discount, resulting in a gain on extinguishment of debt of approximately $1.8 million.

     The Partnership defaulted on its purchase money note relating to Beech Hill Development Co. (Beech Hill I) on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $1,480,000 and $1,473,498, respectively. As of March 8, 1996, principal and accrued interest totalling $1,480,000 and $1,553,687, respectively, were due.
In addition, the Partnership defaulted on its purchase money note relating to Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $905,047, respectively. As of March 8, 1996, principal and accrued interest totalling $900,000 and $953,810, respectively, were due. The Managing General Partner is currently negotiating with the noteholders of Beech Hill I and Beech Hill II to extend the purchase money note due dates to January 1, 1998. Under the proposed agreement, the Partnership would pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during 1995, 1994 or 1993. Also under the proposed agreement, transfer documents relating to foreclosure by the noteholders upon the Partnership's interests in the related Local Partnerships would be placed in escrow and released to the noteholders upon a future default by the Partnership on the respective purchase money notes. There is no assurance that an agreement will be reached between the Managing General Partner and the noteholders. As such, there is no assurance that the

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnership will be able to retain its interest in either Beech Hill I or Beech Hill II.

     Purchase money notes relating to Chevy Chase Park Limited (Chevy Chase) in the aggregate principal amount of $2,100,000 mature on December 31, 1996. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with potential future LIHPRHA processing, or to accept a discounted pay-off. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase.

     The uncertainty about the continued ownership of the Partnership's interests in Beech Hill I, Beech Hill II or Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Beech Hill I, Beech Hill II and Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of any of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in all of the Local Partnerships, the investments in and advances to Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at December 31, 1995 was approximately 17% of the Partnership's total investment in Local Partnerships.

     SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

     In 1994, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased in 1994 from 1993.

                              Results of Operations
                              ---------------------

     The Partnership's net loss increased in 1995 from 1994 primarily due to an increase in interest expense as a result of the amortization of imputed interest. Partially offsetting the increase in net loss was an increase in share of income from Local Partnerships principally due to the loss in 1994 resulting from the pay-off of the remaining Country Place I and II purchase

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

money notes, as discussed below. Also partially offsetting the increase in net loss was an increase in interest income resulting from increased yields on investments and higher cash balances during 1995.

     The Partnership's net loss increased in 1994 from 1993 primarily due to an increase in interest expense as a result of the amortization of imputed interest. Contributing to the increase in net loss was an increase in share of loss from Local Partnerships principally due to the loss resulting from the pay-off of the remaining Country Place I and II purchase money notes, as discussed above. Partially offsetting the increase in net loss was a decrease in general and administrative expenses primarily due to the payment of 1992 expenses in 1993 and a decrease in annual report printing costs. Also partially offsetting the increase in net loss was a decrease in proxy solicitation costs relating to the proxy solicitation submitted to investors during the first quarter of 1993, as well as a decrease in professional fees primarily due to the payment of 1992 expenses in 1993.

     The purchase money notes originated from 1983 through 1984. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 9% to 12%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1995, all properties with purchase money notes had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount is expected to increase in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1995, 1994 and 1993 did not include losses of $3,522,606, $3,493,216 and
$3,605,305, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accord-ingly, excludable losses are generally expected to increase. Distributions of $248,235, $113,392 and $394,949, received from six, five and six Local Partnerships, respectively, during 1995, 1994 and 1993, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

     The local general partner of Frenchman's Wharf Apartments Associates II (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to HUD, holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995. As of March 8, 1996, the local general partner is continuing to work directly with the HUD central office to submit a five-year workout proposal. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf II was notified by HUD that HUD had planned to offer its mortgage loan for sale in September of 1995. HUD later notified Frenchman's Wharf II that its loan was not included in the pool of loans sold by HUD in September 1995. As of March 8, 1996, Frenchman's Wharf II has not been notified as to whether HUD will offer the Frenchman's Wharf II loan for sale at a later date. If the mortgage is eventually sold by HUD, a new mortgagee would service the loan and could foreclose on the property. Currently, debt service payments are being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both December 31, 1995 and 1994. The last advance was made to Frenchman's
Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both December 31, 1995 and 1994, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     In addition, the Local Partnership has entered into an agreement with the Frenchman's Wharf II's purchase money noteholder which, among other things, provides that, in the event of a default under the purchase money note and related pledge agreement, the noteholder will not exercise any rights or remedies under the purchase money note and related pledge agreement during the term of any subsequent loan modification or workout agreement, as long as HUD does not commence foreclosure action under the mortgage loan. The purchase money note was made by the Partnership in connection with its investment in the Local Partnership, and is a nonrecourse note secured only by the Partnership's interest in the Local Partnership.

     The report of the auditors on the financial statements of Frenchman's Wharf II for the years ended December 31, 1995 and 1994 indicates that substantial doubt exists about the ability of Frenchman's Wharf II to continue as a going concern due to the property's recurring operating deficits and the Local Partnership's default on its mortgage. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     In September 1995, HUD sold the mortgage of Palatine-Barrington Associates Limited Partnership (Deer Grove) to a new mortgagee. The new mortgagee now services the loan and Deer Grove is no longer subject to HUD regulatory requirements.

     On January 31, 1996, the local general partner of Deer Grove received an offer for the property from an unaffiliated entity. The Local Managing General Partner is currently evaluating this offer.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) is currently operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt-service payment with excess cash, if any, being applied to delinquent interest. Currently, debt-service payments are being made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996.

     On December 15, 1995, Posada Vallarta Apartments was notified by HUD that HUD plans to offer its mortgage loan for sale in April 1996. If the mortgage is sold by HUD, a new mortgagee would service the loan, and Posada Vallarta Apartments would no longer be subject to HUD regulatory requirements.

     On July 7, 1992, the Partnership received a distribution from Country Place I totalling $653,444 as a result of the removal of the limited dividend restriction on the Local Partnership. In 1993, the Partnership purchased, at a discount, three purchase money notes for Country Place I and II with an aggregate original principal amount of $405,000, resulting in an aggregate loss from extinguishment of debt of $45,452. In 1994, the Partnership purchased the remaining six purchase money notes for Country Place I and II, two at a discount, with an aggregate original principal amount of $495,000, resulting in an aggregate loss from extinguishment of debt of $117,353. The losses from extinguishment of debt are included in share of loss from partnerships in the statements of operations.

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

     The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


          Property                            Date of Filing
          --------                           -----------------
          Rolling Green at Amherst           June 5, 1992
          Tanglewood II                      May 23, 1994
          Chevy Chase Park                   July 18, 1994
          Wexford Ridge                      July 27, 1994
          Beech Hill I                       December 21, 1994
          Beech Hill II                      December 21, 1994
          Rolling Green at Fall River        March 1, 1996


     This program is discussed above in the General section. There is no assurance that a sale or refinancing of these properties will occur.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1995:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                         For the years ended December 31,
                          1995                1994                  1993                   1992                  1991
                       -----------         -----------           -----------            -----------           -----------
Combined Rental
  Revenue              $29,343,786         $28,130,763           $27,551,120            $26,823,399           $26,676,940

Annual Percentage
  Increase                          4.31%                2.10%                  2.71%                0.55%



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is contained in Part IV.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
               AND FINANCIAL DISCLOSURE
               ------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     (a), (b) and (c)    The Partnership has no directors, executive officers or
                         significant employees of its own.

     (a), (b), (c)
       and (e) The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 59, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 49, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a Senior Tax Accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Richard J. Palmer, 44, Senior Vice President-Chief Financial Officer. Prior to joining CRI in 1983 as Director of Tax Policy, he was a Tax Manager at Grant Thornton (formerly Alexander Grant & Company). He also served in the Tax and Audit Departments of Peat, Marwick, Main and Company (formerly Peat, Marwick, Mitchell and Company) prior to his seven years at Grant Thornton. He holds a Bachelor of Business Administration degree from the Florida Atlantic University and is also a Certified Public Accountant.

Ronald W. Thompson, 49, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.


                                      III-1

                                    PART III
                                    --------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
               --------------------------------------------------

Susan R. Campbell, 37, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 40, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c) and (d)

     The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is included in Notes 3 and 4 of the financial statements contained in Part IV, Item 14.

     Additionally, the General Partners may receive an annual distribution from the Partnership if there is cash available for distribution, as defined in the Partnership Agreement. The General Partners are also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .25% of invested assets, including the Partnership's allocable share of the mortgages, payable first, in an annual amount equal to $250,000; and second, after distributions to investors in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets. The annual incentive management fee amounted to $249,996 for each of the years ended December 31, 1995, 1994 and 1993.

     (2) 15% of sale and refinancing proceeds remaining after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement, and the General Partners have received a return of all their capital contributions and the property disposition fees described below. The General Partners may also receive a return of their capital contributions and repayment of any loans made to the Partnership. No sale or refinancing proceeds were paid to the General Partners during the years ended December 31, 1995, 1994 and 1993.

                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------


     (3) 1% of the aggregate selling prices, including any amounts previously unpaid upon prior sales of apartment complexes, payable after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement.
          This amount and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1995, 1994 and 1993.

     (4) In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were paid to the Managing General Partner and/or its affiliates during the years ending December 31, 1995, 1994 and 1993.

     (e)  Termination of employment and change in control arrangements.

          None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1995.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1995, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


              Name of                   Amount and Nature       % of total
          Beneficial Owner           of Beneficial Ownership   Units issued
          ----------------           -----------------------   ------------

          William B. Dockser                   None                  0%
          H. William Willoughby                None                  0%
          All Directors and Officers
            as a Group (6 persons)             None                  0%

     (c)  Changes in control.


                                      III-3

                                    PART III
                                    --------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
                MANAGEMENT - Continued
               -----------

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.















                                      III-4

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                  Page
               --------------------                                  ----

               Report of Independent Certified Public
                 Accountants - Capital Realty Investors-II
                 Limited Partnership                                 IV-4

               Reports of Independent Certified Public
                 Accountants -  Local Partnerships in which
                 Capital Realty Investors-II Limited
                 Partnership has invested                            IV-5

               Balance Sheets as of December 31, 1995 and 1994       IV-6

               Statements of Operations for the years ended
                 December 31, 1995, 1994 and 1993                    IV-7

               Statements of Changes in Partners' Deficit for
                 the years ended December 31, 1995, 1994 and
                 1993                                                IV-8

               Statements of Cash Flows for the years ended
                 December 31, 1995, 1994 and 1993                    IV-9

               Notes to Financial Statements                         IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended December 31, 1995, which are applicable to the Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested:

               Report of Independent Certified Public Accountants
                 on Financial Statement Schedule                     IV-27

               Schedule III - Real Estate and Accumulated
                 Depreciation                                        IV-28

               The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

     (a) 3.    Exhibits  (listed according to the number assigned in the table in Item 601 of Regulation S-K)

               Exhibit No. 3.  - Articles of Incorporation and Bylaws

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K - Continued
               --------

               a. Certificate of Limited Partnership of Capital Realty Investors-II Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)


               Exhibit No. 4. - Instruments defining rights of security holders including indentures.

               a. Limited Partnership Agreement of Capital Realty Investors-II Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

               Exhibit No. 10. - Material contracts

               a. Management Services Agreement between CRI and Capital Realty Investors-II Limited Partnership. (Incorporated by reference from Exhibit 10B to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

               Exhibit No. 27 - Financial Data Schedule

               Exhibit No. 99 - Additional Exhibits

               a. Prospectus of the Partnership, dated May 6, 1983 (Incorporated by reference to the Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983).

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.

     (c)  Exhibits
          --------

          The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)3., above.

     (d)  Financial Statement Schedules
          -----------------------------

          See Item (a)2., above.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Capital Realty Investors-II
                                     Limited Partnership

                                   By:  C.R.I., Inc.
                                        General Partner


March 25, 1996                          /s/ William B. Dockser
------------------------------          -----------------------------------
DATE                                    William B. Dockser, Director
                                        Chairman of the Board,
                                          Treasurer and Principal
                                          Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 25, 1996                          /s/ H. William Willoughby
------------------------------          -----------------------------------
DATE                                    H. William Willoughby
                                        Director, President and Secretary


March 25, 1996                          /s/ Richard J. Palmer
------------------------------          -----------------------------------
DATE                                    Richard J. Palmer
                                        Senior Vice President,
                                          Chief Financial Officer,
                                          Principal Financial and
                                          Principal Accounting Officer

                         REPORT OF INDEPENDENT CERTIFIED
                         ------------------------------
                                PUBLIC ACCOUNTANTS
                               -------------------


To the Partners
Capital Realty Investors-II
  Limited Partnership

     We have audited the balance sheets of Capital Realty Investors-II Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsi-bility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements for nineteen of the Local Partnerships in 1995, 1994 and 1993, which are accounted for as described in Note 1c. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

                                                              Grant Thornton LLP


Vienna, VA
March 8, 1996

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested were filed in paper format under Form SE on March 25, 1996, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 21, 1995.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               BALANCE SHEETS

                                  ASSETS

                                                                                        December 31,
                                                                                -----------------------------
                                                                                    1995             1994
                                                                                ------------     ------------
Investments in and advances to partnerships                                     $  7,358,510     $  7,990,026
Cash and cash equivalents                                                          3,192,539        2,812,577
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $407,496 and $374,162, respectively                    592,504          625,838
Property purchase costs, net of accumulated amortization of
  $258,343 and 236,432, respectively                                                 398,969          420,880
Other assets                                                                           7,851            5,306
                                                                                ------------     ------------
     Total assets                                                               $ 11,550,373     $ 11,854,627
                                                                                ============     ============

                          LIABILITIES AND PARTNERS' DEFICIT

Due on investments in
  partnerships                                                                  $ 14,213,825     $ 10,987,023
Accrued interest payable                                                          29,256,224       26,951,287
Accounts payable and accrued expenses                                                 82,324           70,389
                                                                                ------------     ------------

     Total liabilities                                                            43,552,373       38,008,699
                                                                                ------------     ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                   2,000            2,000
    Limited Partners                                                              50,015,000       50,015,000
                                                                                ------------     ------------
                                                                                  50,017,000       50,017,000
  Less:
    Accumulated distributions to partners                                         (1,254,612)      (1,254,612)
    Offering costs                                                                (5,278,980)      (5,278,980)
    Accumulated losses                                                           (75,485,408)     (69,637,480)
                                                                                ------------     ------------

      Total partners' deficit                                                    (32,002,000)     (26,154,072)
                                                                                ------------     ------------

      Total liabilities and partners' deficit                                   $ 11,550,373     $ 11,854,627
                                                                                ============     ============




             The accompanying notes are an integral part
                    of these financial statements.

           CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS


                                                                           For the years ended December 31,
                                                                         1995            1994            1993
                                                                      -----------     -----------     -----------
Share of income (loss) from  partnerships                             $   238,823     $  (121,724)    $   343,278
                                                                      -----------     -----------     -----------
Other revenue and expenses:
  Revenue
    Interest income                                                       181,845         125,477         100,172
                                                                      -----------     -----------     -----------
  Expenses
    Interest                                                            5,759,461       5,113,326       4,538,562
    Management fee                                                        249,996         249,996         249,996
    General and administrative                                            128,588         104,500         155,555
    Professional fees                                                      75,306          81,970         111,747
    Amortization                                                           55,245          55,245          55,243
    Proxy solicitation                                                         --              --          37,762
                                                                      -----------     -----------     -----------
                                                                        6,268,596       5,605,037       5,148,865
                                                                      -----------     -----------     -----------
      Total other revenue and expenses                                 (6,086,751)     (5,479,560)     (5,048,693)
                                                                      -----------     -----------     -----------
Net Loss                                                              $(5,847,928)    $(5,601,284)    $(4,705,415)
                                                                      ===========     ===========     ===========
Loss allocated to General Partners (1.51%)                            $   (88,304)    $   (84,579)    $   (71,052)
                                                                      ===========     ===========     ===========
Loss allocated to Initial and Special Limited
  Partners (1.49%)                                                    $   (87,134)    $   (83,459)    $   (70,111)
                                                                      ===========     ===========     ===========
Loss allocated to Additional Limited Partners (97%)                   $(5,672,490)    $(5,433,246)    $(4,564,252)
                                                                      ===========     ===========     ===========
Loss per unit of Additional Limited Partnership Interest
  based on 50,000 units outstanding                                   $   (113.45)    $   (108.66)    $    (91.29)
                                                                      ===========     ===========     ===========



















                   The accompanying notes are an integral part
                        of these financial statements.

                CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

           For the years ended December 31, 1995, 1994 and 1993


                                                               Initial and
                                                                 Special          Additional
                                              General            Limited           Limited
                                              Partners           Partners          Partners             Total
                                             -----------       -----------       ------------        ------------
Partners' deficit January 1, 1993            $  (909,884)      $  (884,285)      $(14,053,204)       $(15,847,373)

  Net loss                                       (71,052)          (70,111)        (4,564,252)         (4,705,415)
                                             -----------       -----------       ------------        ------------

Partners' deficit December 31, 1993             (980,936)         (954,396)       (18,617,456)        (20,552,788)

  Net loss                                       (84,579)          (83,459)        (5,433,246)         (5,601,284)
                                             -----------       -----------       ------------        ------------

Partners' deficit December 31, 1994           (1,065,515)       (1,037,855)       (24,050,702)        (26,154,072)

  Net loss                                       (88,304)          (87,134)        (5,672,490)         (5,847,928)
                                             -----------       -----------       ------------        ------------

Partners' deficit December 31, 1995          $(1,153,819)      $(1,124,989)      $(29,723,192)       $(32,002,000)
                                             ===========       ===========       ============        ============




























                  The accompanying notes are an integral part
                        of these financial statements.

               CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                        STATEMENTS OF CASH FLOWS

                                                                     For the years ended December 31,
                                                                  1995            1994             1993
                                                               -----------     -----------      -----------
Cash flows from operating activities:
  Net loss                                                     $(5,847,928)    $(5,601,284)     $(4,705,415)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Share of (income) loss from partnerships                      (238,823)        121,724         (343,278)
    Loss on payoff of purchase money note                               --        (117,353)         (45,452)
    Payment of purchase money note interest                       (227,722)       (226,464)        (341,626)
    Amortization of discount on purchase money notes             3,226,802       2,366,790        1,844,749
    Amortization of deferred costs                                  55,245          55,245           55,243
    Changes in assets and liabilities:
      (Increase) decrease in other assets                           (2,545)         (2,406)          13,921
      Increase in accrued interest payable                       2,532,659       2,746,535        2,800,015
      Increase (decrease) in accounts payable                       11,935         (23,383)          39,659
                                                               -----------     -----------      -----------
        Net cash used in operating activities                     (490,377)       (680,596)        (682,184)
                                                               -----------     -----------      -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships                       870,339         793,007        1,092,917
  Sale of short-term investments, net                                   --              --        1,475,000
                                                               -----------     -----------      -----------
        Net cash provided by investing activities                  870,339         793,007        2,567,917
                                                               -----------     -----------      -----------

Cash flows from financing activities:
  Pay-off of purchase money note                                        --        (367,897)        (405,000)
                                                               -----------     -----------      -----------
Net increase (decrease) in cash and cash equivalents               379,962        (255,486)       1,480,733

Cash and cash equivalents, beginning of year                     2,812,577       3,068,063        1,587,330
                                                               -----------     -----------      -----------

Cash and cash equivalents, end of year                         $ 3,192,539     $ 2,812,577      $ 3,068,063
                                                               ===========     ===========      ===========
















               The accompanying notes are an integral part
                     of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983 and shall continue until December 31, 2037 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment complexes throughout the United States, which provide housing principally to the elderly and to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-II, a limited partnership which includes certain officers and former employees of CRI or its affiliates. The Special Limited Partner is Two Broadway Associates II, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

          The Partnership sold 50,000 units at $1,000 per unit of Additional Limited Partnership Interest through a public offering. The offering period was terminated on June 20, 1983.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1995 and 1994, the Partnership's share of cumulative losses of nine of the Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $24,699,157 and $21,176,551, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1995 and 1994, cumulative cash distributions of approximately $1,900,649 and $1,652,414, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Fair value of financial instruments
          -----------------------------------

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     f.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partner's capital when incurred.

     g.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these financial statements.

     h.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1995 and 1994, the Partnership had acquired limited partnership interests in twenty-two Local Partnerships, which were organized to develop, construct, own, maintain and operate apartment complexes which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships as of December 31, 1995 and 1994 are as follows:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                             1995           1994
                                          -----------    -----------
     Purchase money notes due:
        1995                              $ 4,660,000    $ 4,660,000
        1996                                2,100,000      2,100,000
        1998                               14,320,500     14,320,500
        1999                                1,340,178      1,340,178
     Less:  unamortized discount           (8,206,853)   (11,433,655)
                                          -----------    -----------
                                          $14,213,825    $10,987,023
                                          ===========    ===========

          The purchase money notes have stated interest rates ranging from 9% to 12%, certain of which are compounded annually. Unamortized discounts are based upon an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,380,000 matured on August 1, 1995 but have not been paid, as discussed below. A purchase money note in the principal amount of $2,280,000 matured on August 1, 1995 and was subsequently paid off at a discount on January 11, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature on December 31, 1996, as discussed below. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1995, 1994 and 1993 was $5,759,461, $5,113,326 and
     $4,538,562, respectively. The accrued interest on the purchase money notes of $29,256,224 and $26,951,287 as of December 31, 1995 and 1994,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The Partnership defaulted on its purchase money note relating to Rock Glen Limited Partnership (Rock Glen) on August 1, 1995 when the note matured and was not paid. A standstill agreement from the noteholder was granted until October 31, 1995. The Managing General Partner made an offer to the noteholder to extend the purchase money note due date to August 2000. This offer was rejected by the noteholder. On January 11, 1996, the Partnership paid off the purchase money note at a discount, resulting in a gain on extinguishment of debt of approximately $1.8 million.

          The Partnership defaulted on its purchase money note relating to Beech Hill Development Co. (Beech Hill I) on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $1,480,000 and $1,473,498, respectively. As of March 8, 1996, principal and accrued interest totalling $1,480,000 and $1,553,687, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Beech Hill Development Co. II (Beech Hill
     II) on August 1, 1995 when the note matured and was not paid. The default amount included principal and accrued interest of $900,000 and $905,047, respectively. As of March 8, 1996, principal and accrued interest totalling $900,000 and $953,810, respectively, were due. The Managing General Partner is currently negotiating with the noteholders of Beech Hill I and Beech Hill II to extend the purchase money note due dates to January 1, 1998. Under the proposed agreement, the Partnership would pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during 1995, 1994 or 1993. Also under the proposed agreement, transfer documents relating to foreclosure by the noteholders upon the Partnership's interests in the related Local Partnerships would be placed in escrow and released to the noteholders upon a future default by the Partnership on the respective purchase money notes. There is no assurance that an agreement will be reached between the Managing General Partner and the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in either Beech Hill I or Beech Hill II.

          Purchase money notes relating to Chevy Chase Park Limited (Chevy Chase) in the aggregate principal amount of $2,100,000 mature on December 31, 1996. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with potential future LIHPRHA processing, or to accept a discounted pay-off. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase.

          The uncertainty about the continued ownership of the Partnership's interests in Beech Hill I, Beech Hill II or Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Beech Hill I, Beech Hill II and Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of any of these investments would not have a material impact on the operations of the Partnership. However,

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     should the Partnership be unable to retain its interest in all of the Local Partnerships, the investments in and advances to Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships, which at December 31, 1995 was approximately 17% of the Partnership's total investment in Local Partnerships.

          SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------

          The Partnership has a 92.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership.
     The Partnership received cash distributions from the rental operations of the Local Partnerships of $870,339, $793,007, and $1,092,917 during the years ended December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995 and 1994, seventeen and sixteen of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $2,475,456 and $2,435,473, respectively, which is available for distribution in accordance with their respective agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by Department of Housing and Urban Development (HUD) regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale or refinancing of the property owned by the Local Partnerships or upon the liquidation of each Local Partnership, the proceeds from the sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (3) certain special distributions to general partners and related entities of the Local Partnership.

     c.   Property matters
          ----------------

          The following table reflects the amounts of advances made to the Local Partnerships as of December 31, 1995 and 1994.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                    December 31,
                                                1995           1994
                                             -----------    -----------
     Local Partnership
     -----------------
     Frenchman's Wharf II:
       Principal amount of funds advanced    $   324,410    $   324,410

      Accrued interest on advances               187,372        187,372
                                             -----------    -----------
         Total                               $   511,782    $   511,782
                                             ===========    ===========

          The local general partner of Frenchman's Wharf Apartments Associates II (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to HUD, holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995. As of March 8, 1996, the local general partner is continuing to work directly with the HUD central office to submit a five-year workout proposal. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf II was notified by HUD that HUD had planned to offer its mortgage loan for sale in September of 1995. HUD later notified Frenchman's Wharf II that its loan was not included in the pool of loans sold by HUD in September 1995. As of March 8, 1996, Frenchman's Wharf II has not been notified as to whether HUD will offer the Frenchman's Wharf II loan for sale at a later date. If the mortgage is eventually sold by HUD, a new mortgagee would service the loan and could foreclose on the property. Currently, debt- service payments are being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both December 31, 1995 and 1994. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both December 31, 1995 and 1994, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

          In addition, the Local Partnership has entered into an agreement with the Frenchman's Wharf II's purchase money noteholder which, among other

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     things, provides that, in the event of a default under the purchase money note and related pledge agreement, the noteholder will not exercise any rights or remedies under the purchase money note and related pledge agreement during the term of any subsequent loan modification or workout agreement, as long as HUD does not commence foreclosure action under the mortgage loan. The purchase money note was made by the Partnership in connection with its investment in the Local Partnership, and is a nonrecourse note secured only by the Partnership's interest in the Local Partnership.

          The report of the auditors on the financial statements of Frenchman's Wharf II for the years ended December 31, 1995 and 1994 indicates that substantial doubt exists about the ability of Frenchman's Wharf II to continue as a going concern due to the property's recurring operating deficits and the Local Partnership's default on its mortgage. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

          In September 1995, HUD sold the mortgage of Palatine-Barrington Associates Limited Partnership (Deer Grove) to a new mortgagee. The new mortgagee now services the loan and Deer Grove is no longer subject to HUD regulatory requirements.

          On January 31, 1996, the local general partner of Deer Grove received an offer for the property from an unaffiliated entity. The Local Managing General Partner is currently evaluating this offer.

          Posada Associates Limited Partnership (Posada Vallarta Apartments) is currently operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt-service payment with excess cash, if any, being applied to delinquent interest. Currently, debt-service payments are being made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996.

          On December 15, 1995, Posada Vallarta Apartments was notified by HUD that HUD plans to offer its mortgage loan for sale in April 1996. If the mortgage is sold by HUD, a new mortgagee would service the loan, and Posada Vallarta Apartments would no longer be subject to HUD regulatory requirements.

          On July 7, 1992, the Partnership received a distribution from Country Place I totalling $653,444 as a result of the removal of the limited dividend restriction on the Local Partnership. In 1993, the Partnership purchased, at a discount, three purchase money notes for Country Place I and II with an aggregate original principal amount of $405,000, resulting in an aggregate loss from extinguishment of debt of $45,452. In 1994, the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Partnership purchased the remaining six purchase money notes for Country Place I and II, two at a discount, with an aggregate original principal amount of $495,000, resulting in an aggregate loss from extinguishment of debt of $117,353. The losses from extinguishment of debt are included in share of loss from partnerships in the statements of operations.

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

          Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of March 8, 1996, members of Congress were recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program or as to whether the program will continue at all.

          The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:


          Property                           Date of Filing
          --------                           --------------
          Rolling Green at Amherst           June 5, 1992
          Tanglewood II                      May 23, 1994
          Chevy Chase Park                   July 18, 1994
          Wexford Ridge                      July 27, 1994
          Beech Hill I                       December 21, 1994
          Beech Hill II                      December 21, 1994
          Rolling Green at Fall River        March 1, 1995


          There is no assurance that a sale or refinancing of these properties will occur.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties by utilizing programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property through supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

     d.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 is as follows:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued



                                    COMBINED BALANCE SHEETS

                                                                December 31,
                                                           1995              1994
                                                       ------------      ------------

Rental property, at cost, net of accumulated
  depreciation of $66,489,684 and $61,408,908,
  respectively                                         $ 83,048,981      $ 86,182,614

Land                                                     11,322,193        11,320,405
Other assets                                             15,209,498        15,534,208
                                                       ------------      ------------
    Total assets                                       $109,580,672      $113,037,227
                                                       ============      ============

Mortgage notes payable                                 $ 98,202,350      $ 99,514,737
Other liabilities                                        32,410,359        29,971,477
Due to general partners                                   1,618,257         1,618,257
                                                       ------------      ------------
    Total liabilities                                   132,230,966       131,104,471

Partners' deficit                                       (22,650,294)      (18,067,244)
                                                       ------------      ------------
    Total liabilities and partners'
      deficit                                          $109,580,672      $113,037,227
                                                       ============      ============


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                      COMBINED STATEMENTS OF OPERATIONS

                                               For the years ended December 31,
                                             1995               1994              1993
                                         ------------       ------------      ------------
Revenue:
  Rental                                 $ 29,343,786       $ 28,130,763      $ 27,551,120
  Interest                                    474,539          1,071,492         1,035,858
  Other                                       778,072            567,967           631,305
                                         ------------       ------------      ------------
    Total revenue                          30,596,397         29,770,222        29,218,283
                                         ------------       ------------      ------------
Expenses:
  Operating                                20,231,119         19,663,285        19,255,045
  Interest                                  8,458,907          8,389,307         8,265,574
  Depreciation                              5,435,953          5,346,581         5,330,815
  Amortization                                 78,173             60,689            62,271
                                         ------------       ------------      ------------
    Total expenses                         34,204,152         33,459,862        32,913,705
                                         ------------       ------------      ------------
Net loss                                 $ (3,607,755)      $ (3,689,640)     $ (3,695,422)
                                         ============       ============      ============


     e.   Reconciliation of the Local Partnerships' financial statement net
          -----------------------------------------------------------------
               loss to income tax loss
               -----------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation of the property for tax purposes as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to audit and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                      For the years ended December 31,
                                                                  1995              1994              1993
                                                              ------------      ------------      ------------
Financial statement net loss                                  $ (3,607,755)     $ (3,689,640)     $ (3,695,422)

Adjustments:
  Additional tax depreciation using accelerated methods,
  net of depreciation on construction period expenses
  capitalized for financial statement purposes                  (2,301,340)       (2,534,797)       (2,512,854)

Amortization for tax purposes
  not deducted for financial
  statement purposes                                                33,122            34,805           (11,427)

  Miscellaneous, net                                             1,061,976           876,666           895,522
                                                              ------------      ------------      ------------
Income tax loss                                               $ (4,813,997)     $ (5,312,966)     $ (5,324,181)
                                                              ============      ============      ============


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,000,000 which is equal to 2% of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a thirty-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. For the years ended December 31, 1995, 1994 and 1993, the Partnership paid $84,613, $87,104 and $81,666, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses.

     The amount of the Management Fee shall not exceed .25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

     a. First, on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such amount shall not be greater than $250,000 and;
     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED-PARTY TRANSACTIONS - Continued

     For each of the years ended December 31, 1995, 1994 and 1993, the Partnership paid the Managing General Partner a Management Fee of $249,996.

     From July 1990 through January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting
and other services to Country Place I and II.   From August 1990 through January
1994, CRICO provided these services to Rock Glen. Fees paid or accrued to CRICO for these services amounted to $6,704, $4,231 and $5,580, respectively, for the month ended January 31, 1994. Fees paid or accrued were $83,566, $52,268 and $68,140, respectively, for the year ended December 31, 1993. On February 1, 1994, CRICO contributed its consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new management agent.

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partner and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partner was reduced to .49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties which are not reinvested shall be distributed and applied as follows:

      (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate, such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
     (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii) to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
     (iv) to the Additional Limited Partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus (B) an additional amount equal to a cumulative non-compounded 6% return on each limited partner's capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and
               (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

        (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
       (vi) to the General Partners in the amount of their capital contributions;
      (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or their designees and,
     (viii) the remainder, 12% to the General Partners (or their assignees), 3% to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment complexes, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes.

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited
partners.   No such amounts were paid to the Managing General Partner and/or its affiliates during 1995, 1994 and 1993.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, .49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee, as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $368,000, $253,000 and $310,000 for the years ended December 31, 1995, 1994 and
1993, respectively. No distributions were declared or paid during 1995, 1994 or 1993 because any cash available for distribution is currently being retained by the Partnership, as previously discussed.

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2e), including losses in excess of related investments amounts. In addition, adjustments

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS - Continued

arising from the imputation of interest on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2a). These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net loss to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS - Continued

                                                                 For the years ended December 31,
                                                               1995             1994             1993
                                                           ------------     ------------     ------------
Financial statement net loss                               $ (5,847,928)    $ (5,601,284)    $ (4,705,415)

Adjustments:
  Differences between the income tax losses and
   financial statement losses related to the
   Partnership's equity in the Local Partnerships'
   losses (see note 2e)                                      (4,798,458)      (5,030,386)      (5,538,963)

Costs amortized over a shorter period for income
  tax purposes                                                  (59,561)         (59,560)         (59,559)

Effect of imputed interest on purchase money notes
  for financial reporting purposes (see Note 2a)           $  3,031,352        2,366,789        1,720,319
                                                           ------------     ------------     ------------
Income tax loss                                            $ (7,674,595)    $ (8,324,441)    $ (8,583,618)
                                                           ============     ============     ============


6.   CONTINGENCIES

     In 1990, CRI, as Managing General Partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by certain of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

6.   CONTINGENCIES - Continued

publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. In view of Mr. Schwartzberg's solicitation efforts against other CRI-sponsored partnerships, CRI anticipates that litigation may arise from this request.

                          FINANCIAL STATEMENT SCHEDULES

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          -----------------------------


Partners
Capital Realty Investors-II
  Limited Partnership

     In connection with our audit of the financial statements of Capital Realty Investors-II Limited Partnership referred to in our report dated March 8, 1996, which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1995, 1994 and 1993. We did not audit the financial statements for nineteen of the Local Partnerships in 1995, 1994 and 1993, which are accounted for as described in Note 1c. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                            Grant Thornton LLP

Vienna, VA
March 8, 1996

               CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
           LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-II
                       LIMITED PARTNERSHIP HAS INVESTED

                            December 31, 1995

       COL. A             COL. B                   COL. C                               COL. D
--------------------     -------      -------------------------------      -------------------------------
                                                  Initial                        Costs Capitalized
                                               Cost to Local                         Subsequent
                                                Partnership                        to Acquisition
                                      -------------------------------      -------------------------------
                                                          Building
    Description          Encum-                             and                                  Carrying
Operating Properties     brances         Land           Improvements       Improvements          Costs (B)
--------------------     -------      -----------       ------------       -------------        -----------

Deer Grove Apartments    (A)          $ 1,691,558       $ 15,098,195       $   1,302,215        $        --
 Palatine, IL
 (448 units-family
 apartment complex)

Frenchman's Wharf II     (A)            2,543,310          6,099,825             390,446                 --
 New Orleans, LA
 (324 units-family
 apartment complex)

Mercy Terrace            (A)                   --         12,696,941           1,526,631                 --
 San Francisco, CA
 (158 units-family
 apartment complex)

Posada Vallarta          (A)              936,579                 --          15,224,112          1,113,666
  Phoenix, AZ
  (336 units-family
  apartment complex)

Princeton Community      (A)              572,228         10,469,952           1,330,854                 --
  Village
  Princeton, NJ
  (239 units-family
  apartment complex)

Rolling Green at
  Fall River             (A)              473,263         10,377,418           2,412,092                 --
  Fall River, MA
  (404 units-family
  apartment complex)

Aggregate of remain-
 ing properties which
 are individually less
 than 5% of the total
 of Column E                            4,837,474         61,807,672           9,860,766             95,661
                                      -----------       ------------       -------------        -----------
         Total                        $11,054,412       $116,550,003       $  32,047,116        $ 1,209,327
                                      ===========       ============       =============        ===========

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
            LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-II
                  LIMITED PARTNERSHIP HAS INVESTED - Continued

                              December 31, 1995

       COL. A                              COL. E                             COL. F       COL. G     COL. H          COL. I
--------------------     -------------------------------------------       ------------    -------    -------    ----------------
                                    Gross amount at which                                                          Life upon
                                 carried at close of period                                                        which dep-
                         -------------------------------------------                        Date                  reciation in
                                          Building                          Accumulated      of                   latest income
    Description                             and                            depreciation    Const-       Date      statement is
Operating Properties        Land        Improvements   Total (C) (D)           (D)         ruction    Acquired   computed (years)
--------------------     -----------    ------------   -------------       ------------    -------    --------   ----------------

Deer Grove Apartments    $ 1,692,651    $ 16,399,317   $ 18,091,968        $(7,125,097)      1979       8/83           5-30
 Palatine, IL
 (448 units-family
 apartment complex)

Frenchman's Wharf II       2,543,310       6,490,271      9,033,581         (4,907,534)      1981       6/83           25
 New Orleans, LA
 (324 units-family
 apartment complex)

Mercy Terrace                     --      14,223,572     14,223,572         (5,984,960)      1983       6/83           3-30
 San Francisco, CA
 (158 units-family
 apartment complex)

Posada Vallarta              908,458      16,365,899     17,274,357         (4,339,593)      1984       4/83           5-40
  Phoenix, AZ
  (336 units-family
  apartment complex)

Princeton Community          572,228      11,800,806     12,373,034         (5,353,406)      1971       9/83           3-40
  Village
  Princeton, NJ
  (239 units-family
  apartment complex)

Rolling Green at
  Fall River                 473,396      12,789,377     13,262,773         (5,886,303)      1975       2/84           5-25
  Fall River, MA
  (404 units-family
  apartment complex)

Aggregate of remain-
  ing properties which
  are individually less
  than 5% of the total
  of Column E              5,132,150      71,469,423     76,601,573         (32,892,791)
                         -----------    ------------   ------------        ------------

         Total           $11,322,193    $149,538,665   $160,860,858        $(66,489,684)
                         ===========    ============   ============        ============

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
          CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP HAS INVESTED

                                December 31, 1995


(A)  Secured by mortgage loans.
(B) Consists of capitalized construction period interest and real estate taxes during construction.
(C) The aggregate cost of land for federal income tax purposes is $12,967,031 and the aggregate costs of buildings and improvements for federal income tax purposes is $161,260,376. The total of the above-mentioned items is $174,227,407.

                CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OF LOCAL PARTNERSHIPS IN WHICH
 CAPITAL RELTY INVESTORS-II LIMITED PARTNERSHIP HAS INVESTED - Continued

                             December 31, 1995

(D)  Reconciliation of real estate
     -----------------------------


                                                   For the years ended December 31,
                                                 1995             1994            1993
                                             ------------     ------------    ------------
Balance at beginning of period               $158,911,927     $157,439,291    $156,190,173

Improvements during period                      2,304,108        2,193,200       1,249,118

Deletions during period                          (355,177)        (720,564)             --
                                             ------------     ------------    ------------
Balance at end of period                     $160,860,858     $158,911,927    $157,439,291
                                             ============     ============    ============


     Reconciliation of accumulated depreciation
     ------------------------------------------

                                                   For the years ended December 31,
                                                 1995             1994            1993
                                             ------------     ------------    ------------
Balance at beginning of period               $ 61,408,908     $ 56,782,505    $ 51,451,690

Depreciation expense for the period,
  net of deletions                              5,080,776        4,626,403       5,330,815
                                             ------------     ------------    ------------
Balance at end of period                     $ 66,489,684     $ 61,408,908    $ 56,782,505
                                             ============     ============    ============


                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                Method of Filing
-------                                         -----------------------------

27         Financial Data Schedule              Filed herewith electronically