Form 10-Q
period 1996-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1996-04-22
CIK 713571

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1996
                         --------------


Commission file number      0-11973
                         -------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
- --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Maryland                                     52-1321492
- -----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         --------------------
(Address of principal executive offices)                (Zip Code)



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



          Class                            Outstanding at March 31, 1996
- ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



                                                            PAGE
                                                            ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996 and
            December 31, 1995 . . . . . . . . . . . . .        1

          Statements of Operations - for the three months
            ended March 31, 1996 and 1995 . . . . . . .        2

          Statements of Cash Flows - for the three
            months ended March 31, 1996 and 1995  . . .        3

          Notes to Financial Statements . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        17

Signature   . . . . . . . . . . . . . . . . . . . . . .        18

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                                ASSETS



                                                                                       March 31,      December 31,
                                                                                         1996            1995
                                                                                     -------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships                                          $  6,898,059     $  7,358,510
Cash and cash equivalents                                                               2,014,874        3,192,539
Acquisition fees, principally paid to related parties, net of accumulated amortization of $415,829 and $407,496,
  respectively                                                                            584,171          592,504
Property purchase costs, net of accumulated amortization of
  $263,822 and $258,343, respectively                                                     393,490          398,969
Other assets                                                                                2,963            7,851
                                                                                     ------------     ------------
      Total assets                                                                   $  9,893,557     $ 11,550,373
                                                                                     ============     ============


                               LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on
  purchase money notes of $7,485,570 and $8,206,853, respectively                    $ 12,655,108     $ 14,213,825
Accrued interest payable                                                               28,864,917       29,256,224
Accounts payable and accrued expenses                                                      70,810           82,324
                                                                                     ------------     ------------
      Total liabilities                                                                41,590,835       43,552,373
                                                                                     ------------     ------------
Commitments and contingencies
Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                        2,000            2,000
    Limited Partners                                                                   50,015,000       50,015,000
                                                                                     ------------     ------------
                                                                                       50,017,000       50,017,000
  Less:
    Accumulated distributions to partners                                              (1,254,612)      (1,254,612)
    Offering costs                                                                     (5,278,980)      (5,278,980)
    Accumulated losses                                                                (75,180,686)     (75,485,408)
                                                                                     ------------     ------------
      Total partners' deficit                                                         (31,697,278)     (32,002,000)
                                                                                     ------------     ------------
      Total liabilities and partners' deficit                                        $  9,893,557     $ 11,550,373
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                     CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                STATEMENTS OF OPERATIONS

                                      (Unaudited)


                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                           --------------------------
                                                                                               1996          1995
                                                                                           ------------  ------------
Share of (loss) income from partnerships                                                   $    (40,773) $    126,830
                                                                                           ------------  ------------
Other revenue and expenses:
 Revenue:
    Interest income                                                                              24,583        40,948
                                                                                           ------------  ------------
 Expenses:
    Interest                                                                                  1,353,878     1,364,771
    Management fee                                                                               62,499        62,499
    General and administrative                                                                   32,459        33,413
    Professional fees                                                                            20,342        19,357
    Amortization                                                                                 13,812        13,812
                                                                                           ------------  ------------
                                                                                              1,482,990     1,493,852
                                                                                           ------------  ------------
       Total other revenue and expenses                                                      (1,458,407)   (1,452,904)
                                                                                           ------------  ------------
Loss before extraordinary gain from extinguishment of debt                                   (1,499,180)   (1,326,074)

Extraordinary gain from extinguishment of debt                                                1,803,902            --
                                                                                           ------------  ------------
Net income (loss)                                                                               304,722    (1,326,074)

Accumulated losses, beginning of period                                                     (75,485,408)  (69,637,480)
                                                                                           ------------  ------------
Accumulated losses, end of period                                                          $(75,180,686) $(70,963,554)
                                                                                           ============  ============
Income (loss) allocated to General Partners (1.51%)                                        $      4,601  $    (20,024)
                                                                                           ============  ============
Income (loss) allocated to Initial and Special Limited Partners (1.49%)                    $      4,540  $    (19,759)
                                                                                           ============  ============
Income (loss) allocated to Additional Limited Partners (97%)                               $    295,581  $ (1,286,291)
                                                                                           ============  ============
Income (loss) per unit of Additional Limited Partnership Interest
  based on 50,000 units outstanding                                                        $       5.91  $     (25.73)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                       CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 STATEMENTS OF CASH FLOWS

                                      (Unaudited)


                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                           --------------------------
                                                                                               1996          1995
                                                                                           ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                                                        $    304,722  $ (1,326,074)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss (income) from partnerships                                                     40,773      (126,830)
    Amortization of deferred costs                                                               13,812        13,812
    Amortization of discount on purchase money notes                                            721,283       704,119
    Gain on extinguishment of debt                                                           (1,803,902)           --
    Payment of purchase money note interest                                                          --       (44,855)

    Changes in assets and liabilities:
      Decease (increase) in other assets                                                          4,888        (2,387)
      Increase in accrued interest payable                                                      632,595       660,652
      Decrease in accounts payable and accrued expenses                                         (11,514)       (7,283)
                                                                                           ------------  ------------
         Net cash used in operating activities                                                  (97,343)     (128,846)
                                                                                           ------------  ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                    419,678        59,620
                                                                                           ------------  ------------
Cash flows from financing activities:
  Pay-off of purchase money note                                                             (1,500,000)           --
                                                                                           ------------  ------------
Net decrease in cash and cash equivalents                                                    (1,177,665)      (69,226)

Cash and cash equivalents, beginning of period                                                3,192,539     2,812,577
                                                                                           ------------  ------------
Cash and cash equivalents, end of period                                                   $  2,014,874  $  2,743,351
                                                                                           ============  ============










                        The accompanying notes are an integral part
                              of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 1996 and December 31, 1995, and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the dis-closures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $20,140,678 (exclusive of unamortized discount on purchase money notes of $7,485,570) plus accrued interest of $28,864,917, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,380,000, which had originally matured in August 1995, were extended to January 1, 1998, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature on December 31, 1996, as discussed below. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1996 and 1995 was $1,353,878 and $1,364,771, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three months ended March 31, 1996 and 1995 by $721,283 and $704,119, respectively.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of March 31, 1996 and December 31, 1995, the Partnership had advanced funds totalling $324,410 to Local Partnerships. There were no funds advanced to the Local Partnerships during the three months ended March 31, 1996.

     The Partnership defaulted on its purchase money note relating to Rock Glen Limited Partnership (Rock Glen) on August 1, 1995 when the note matured and was not paid. A standstill agreement from the noteholder was granted until October 31, 1995. The Managing General Partner made an offer to the noteholder to extend the purchase money note due date to August 2000. This offer was rejected by the noteholder. On January 11, 1996, the Partnership paid off the purchase money note at a discount, resulting in a gain on extinguishment of debt of $1,803,902.

     The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the three months ended March 31, 1996 and 1995. Also under the agreement, documents transferring the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

     Purchase money notes relating to Chevy Chase Park Limited (Chevy Chase) in the aggregate principal amount of $2,100,000 mature on December 31, 1996. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with potential future processing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA), or to accept a discounted pay-off. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty about the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related
financial instruments.   The Partnership has determined that it is not
practicable to estimate the fair value of its purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

     The local general partner of Frenchman's Wharf Apartments Associates II (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995. As of April 17, 1996, the local general partner is continuing to work directly with the HUD central office to submit a five-year workout proposal. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf II was notified by HUD that HUD had planned to offer its mortgage loan for sale in September of 1995. HUD later notified Frenchman's Wharf II that its loan was not included in the pool of loans sold by HUD in September 1995. As of April 17, 1996, Frenchman's Wharf II had not been notified by HUD as to whether HUD will offer the Frenchman's Wharf II loan for sale at a later date. If the mortgage is eventually sold by HUD, a new mortgagee would service the defaulted loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the purchase money note related to Frenchman's Wharf II, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt service payments are being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both March 31, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both March 31, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) is currently operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt-service payment, with excess cash, if any, being applied

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

to delinquent interest. Currently, debt-service payments are being made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996.

     On December 15, 1995, Posada Vallarta Apartments was notified by HUD that HUD plans to offer its mortgage loan for sale in June 1996. If the mortgage is sold by HUD, a new mortgagee would service the loan, and Posada Vallarta Apartments would no longer be subject to HUD regulatory requirements.

     On January 31, 1996, the local general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer for the property from an unaffiliated entity. The offer was rejected by the Local Managing General Partner and negotiations have ended.

     Wexford Ridge Associates Local Partnership (located in Madison, Wisconsin), its local general partner, and its management agent have been named in eight sexual harassment and discrimination complaints filed with HUD. The Managing General Partner and the Partnership have also been named in four of the complaints. The Managing General Partner is monitoring the situation and is investigating the Partnership's rights with regard to the local general partner and/or the management agent if the situation is not dealt with to the satisfaction of the Managing General Partner. The Managing General Partner believes the claims will have no aggregate material effect on the financial statements of the Partnership and that legal costs associated with the claims will be borne by the management agent.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. As of April 17, 1996, there can be no assurance that Congress will extend the LIHPRHA program beyond the October 1 deadline, or that a modified program will be developed in place of the existing program. Also, there is no assurance that the sale of any of the properties owned by the Local Partnerships will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

refinance the property or obtain supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

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

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                     COMBINED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                             For the three months ended
                                                                      March 31,
                                                             --------------------------
                                                                 1996          1995
                                                             ------------  ------------
Revenue:
  Rental revenue                                             $  7,314,701  $  7,082,315
  Other                                                           303,282       388,321
                                                             ------------  ------------
                                                                7,617,983     7,470,636
                                                             ------------  ------------
Expenses:
  Operating                                                     5,189,127     4,785,723
  Interest                                                      2,114,732     2,097,330
  Depreciation and amortization                                 1,378,535     1,351,821
                                                             ------------  ------------
                                                                8,682,394     8,234,874
                                                             ------------  ------------
Net loss                                                     $ (1,064,411) $   (764,238)
                                                             ============  ============


     As of March 31, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for nine of the twenty-two Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $25,581,873 and $24,699,157, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $25,498 and $21,605 for the three months ended March 31, 1996 and 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses. Additionally, the Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three-month periods ended March 31, 1996 and 1995.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   CONTINGENCIES

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from and cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors-II Limited Partnership's (the Partnership) liquidity, with unrestricted cash resources of $2,014,874 and $3,192,539 as of March 31, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of April 17, 1996, there are no material commitments for capital expenditures.

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $20,140,678 (exclusive of unamortized discount on purchase money notes of $7,485,570) plus accrued interest of $28,864,917, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,380,000, which had originally matured in August 1995, were extended to January 1, 1998, as discussed below. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature on December 31, 1996, as discussed below. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     The Partnership defaulted on its purchase money note relating to Rock Glen Limited Partnership (Rock Glen) on August 1, 1995 when the note matured and was not paid. A standstill agreement from the noteholder was granted until October 31, 1995. The Managing General Partner made an offer to the noteholder to extend the purchase money note due date to August 2000. This offer was rejected by the noteholder. On January 11, 1996, the Partnership paid off the purchase money note at a discount, resulting in a gain on extinguishment of debt of $1,803,902.

     The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the three months ended March 31, 1996 and 1995. Also under the agreement, documents transferring

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

     Purchase money notes relating to Chevy Chase Park Limited (Chevy Chase) in the aggregate principal amount of $2,100,000 mature on December 31, 1996. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with potential future processing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA), or to accept a discounted pay-off. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty about the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1996, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the three months ended March 31, 1996 as a result of the pay-off of the Rock Glen purchase money note, as discussed above.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related
financial instruments.   The Partnership has determined that it is not
practicable to estimate the fair value of its purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 1996 increased from the comparable period in 1995 primarily due to the gain on extinguishment of the Rock Glen purchase money note, as discussed above. Partially offsetting the increase in the Partnership's net income was an increase in the share of loss from Local Partnerships, principally due to an increase in operating expenses at five properties. Partially offsetting the increase in the share of loss from Local Partnerships was the receipt of distributions from two Local Partnerships which were in excess of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnership's basis in the respective investments. Also partially offsetting the increase in the Partnership's net income was a decrease in interest income as a result of decreased cash and cash equivalent balances in 1996.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1996 did not include losses of $882,716, compared to excluded losses of $873,306 for the three months ended March 31, 1995.

     The local general partner of Frenchman's Wharf Apartments Associates II (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995. As of April 17, 1996, the local general partner is continuing to work directly with the HUD central office to submit a five-year workout proposal. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf II was notified by HUD that HUD had planned to offer its mortgage loan for sale in September of 1995. HUD later notified Frenchman's Wharf II that its loan was not included in the pool of loans sold by HUD in September 1995. As of April 17, 1996, Frenchman's Wharf II had not been notified by HUD as to whether HUD will offer the Frenchman's Wharf II loan for sale at a later date. If the mortgage is eventually sold by HUD, a new mortgagee would service the defaulted loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the purchase money note related to Frenchman's Wharf II, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt service payments are being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both March 31, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both March 31, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) is currently operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt-service payment, with excess cash, if any, being applied to delinquent interest. Currently, debt-service payments are being made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996.

     On December 15, 1995, Posada Vallarta Apartments was notified by HUD that HUD plans to offer its mortgage loan for sale in June 1996. If the mortgage is sold by HUD, a new mortgagee would service the loan, and Posada Vallarta Apartments would no longer be subject to HUD regulatory requirements.

     On January 31, 1996, the local general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer for the property from an unaffiliated entity. The offer was rejected by the Local Managing General Partner and negotiations have ended.

     Wexford Ridge Associates Local Partnership (located in Madison, Wisconsin), its local general partner, and its management agent have been named in eight sexual harassment and discrimination complaints filed with HUD. The Managing General Partner and the Partnership have also been named in four of the complaints. The Managing General Partner is monitoring the situation and is investigating the Partnership's rights with regard to the local general partner and/or the management agent if the situation is not dealt with to the satisfaction of the Managing General Partner. The Managing General Partner believes the claims will have no aggregate material effect on the financial statements of the Partnership and that legal costs associated with the claims will be borne by the management agent.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. As of April 17, 1996, there can be no assurance that Congress will extend the LIHPRHA program beyond the October 1 deadline, or that a modified program will be developed in place of the existing program. Also, there is no assurance that the sale of any of the properties owned by the Local Partnerships will occur.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property or obtain supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.

                                    GENERAL
                                    -------

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from and cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1996.

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



April 22, 1996                     /s/ Richard J. Palmer
- --------------------------         ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
- -------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically