Form 10-Q
period 1996-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1996-07-31
CIK 713571

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1996
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



          Class                            Outstanding at June 30, 1996
- ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996



                                                            PAGE
                                                            ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 and
            December 31, 1995 . . . . . . . . . . . . .        1

          Statements of Operations - for the three and
            six months ended June 30, 1996 and 1995 . .        2

          Statements of Cash Flows - for the six
            months ended June 30, 1996 and 1995 . . . .        3

          Notes to Financial Statements . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        13

PART II.  Other Information . . . . . . . . . . . . . .        20

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        20

Signature   . . . . . . . . . . . . . . . . . . . . . .        21

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        22

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                             CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                                BALANCE SHEETS

                                                    ASSETS


                                                                                               June 30,       December 31,
                                                                                                 1996            1995
                                                                                             ------------     ------------
                                                                                              (Unaudited)
Investments in and advances to partnerships                                                  $  6,868,552     $  7,358,510
Cash and cash equivalents                                                                       2,001,549        3,192,539
Acquisition fees, principally paid to related parties, net of accumulated amortization of $424,162 and $407,496,
  respectively                                                                                    575,838          592,504
Property purchase costs, net of accumulated amortization of
  $269,299 and $258,343, respectively                                                             388,013          398,969
Other assets                                                                                        5,219            7,851
                                                                                             ------------     ------------
      Total assets                                                                           $  9,839,171     $ 11,550,373
                                                                                             ============     ============


                                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on
  purchase money notes of $6,764,287 and $8,206,853, respectively                            $ 13,376,391     $ 14,213,825
Accrued interest payable                                                                       29,458,215       29,256,224
Accounts payable and accrued expenses                                                             107,343           82,324
                                                                                             ------------     ------------
      Total liabilities                                                                        42,941,949       43,552,373
                                                                                             ------------     ------------
Commitments and contingencies
Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                2,000            2,000
    Limited Partners                                                                           50,015,000       50,015,000
                                                                                             ------------     ------------
                                                                                               50,017,000       50,017,000
  Less:
    Accumulated distributions to partners                                                      (1,254,612)      (1,254,612)
    Offering costs                                                                             (5,278,980)      (5,278,980)
    Accumulated losses                                                                        (76,586,186)     (75,485,408)
                                                                                             ------------     ------------
      Total partners' deficit                                                                 (33,102,778)     (32,002,000)
                                                                                             ------------     ------------
      Total liabilities and partners' deficit                                                $  9,839,171     $ 11,550,373
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                             CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                         STATEMENTS OF OPERATIONS

                                                (Unaudited)

                                                             For the three months ended          For the six months ended
                                                                       June 30,                           June 30,
                                                            -----------------------------      -----------------------------
                                                                1996             1995              1996             1995
                                                            ------------     ------------      ------------     ------------
Share of income (loss) from partnerships                    $     85,199     $    (60,035)     $     44,426     $     66,795
                                                            ------------     ------------      ------------     ------------
Other revenue and expenses:
 Revenue:
    Interest and other income                                     25,813           46,919            50,396           87,867
                                                            ------------     ------------      ------------     ------------
 Expenses:
    Interest                                                   1,349,380        1,364,771         2,703,258        2,729,542
    Management fee                                                62,499           62,499           124,998          124,998
    General and administrative                                    36,026           29,261            68,485           62,674
    Professional fees                                             54,797           18,286            75,139           37,643
    Amortization                                                  13,810           13,810            27,622           27,622
                                                            ------------     ------------      ------------     ------------
                                                               1,516,512        1,488,627         2,999,502        2,982,479
                                                            ------------     ------------      ------------     ------------
       Total other revenue and expenses                       (1,490,699)      (1,441,708)       (2,949,106)      (2,894,612)
                                                            ------------     ------------      ------------     ------------
Loss before extraordinary gain from extinguishment
  of debt                                                     (1,405,500)      (1,501,743)       (2,904,680)      (2,827,817)

Extraordinary gain from extinguishment of debt                        --               --         1,803,902               --
                                                            ------------     ------------      ------------     ------------
Net loss                                                      (1,405,500)      (1,501,743)       (1,100,778)      (2,827,817)

Accumulated losses, beginning of period                      (75,180,686)     (70,963,554)      (75,485,408)     (69,637,480)
                                                            ------------     ------------      ------------     ------------
Accumulated losses, end of period                           $(76,586,186)    $(72,465,297)     $(76,586,186)    $(72,465,297)
                                                            ============     ============      ============     ============
Loss allocated to General Partners (1.51%)                  $    (21,223)    $    (22,676)     $    (16,622)    $    (42,700)
                                                            ============     ============      ============     ============
Loss allocated to Initial and Special
  Limited Partners (1.49%)                                  $    (20,942)    $    (22,376)     $    (16,402)    $    (42,135)
                                                            ============     ============      ============     ============
Loss allocated to Additional Limited
  Partners (97%)                                            $ (1,363,335)    $ (1,456,691)     $ (1,067,754)    $ (2,742,982)
                                                            ============     ============      ============     ============
Loss per unit of Additional Limited
  Partnership Interest based on 50,000 units
  outstanding                                               $     (27.27)    $     (29.13)     $     (21.36)    $     (54.86)
                                                            ============     ============      ============     ============

                             The accompanying notes are an integral part
                                    of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                            CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                        STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                                                                               For the six months ended
                                                                                                        June 30,
                                                                                             -----------------------------
                                                                                                 1996             1995
                                                                                             ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                   $(1,100,778)     $ (2,827,817)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships                                                           (44,426)           (66,795)
    Amortization of deferred costs                                                                27,622            27,622
    Amortization of discount on purchase money notes                                           1,442,566         1,408,238
    Gain on extinguishment of debt                                                            (1,803,902)          --
    Payment of purchase money note interest                                                      (34,799)         (153,954)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                          2,632              (700)
      Increase in accrued interest payable                                                     1,260,692         1,321,305
      Increase in accounts payable and accrued expenses                                           25,019             6,802
                                                                                             ------------     ------------
         Net cash used in operating activities                                                  (225,374)         (285,299)
                                                                                             ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                     534,384           577,245
                                                                                             ------------     ------------
Cash flows from financing activities:
  Pay-off of purchase money note                                                              (1,500,000)               --
                                                                                             ------------     ------------
Net (decrease) increase in cash and cash equivalents                                          (1,190,990)          291,946

Cash and cash equivalents, beginning of period                                                 3,192,539         2,812,577
                                                                                             ------------     ------------
Cash and cash equivalents, end of period                                                     $ 2,001,549      $  3,104,523
                                                                                             ============     ============










                               The accompanying notes are an integral part
                                    of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $20,140,678 (exclusive of unamortized discount on purchase money notes of $6,764,287) plus accrued interest of $29,458,215, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature on December 31, 1996, as discussed below. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes was $1,349,380 and $2,703,258 for the three and six months ended June 30, 1996, respectively and $1,364,771 and $2,729,542 for the three and six months ended June 30, 1995, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended June 30, 1996 by $721,283 and $1,442,566, respectively, and by $704,119 and $1,408,238 during the three and six months ended June 30, 1995, respectively.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of June 30, 1996 and December 31, 1995, the Partnership had advanced funds totalling $324,410 to Local Partnerships. There were no funds advanced to the Local Partnerships during the six months ended June 30, 1996.

     The Partnership defaulted on its purchase money note relating to Rock Glen Limited Partnership (Rock Glen) on August 1, 1995 when the note matured and was not paid. The noteholder signed a standstill agreement which expired on October 31, 1995. The Managing General Partner made an offer to the noteholder to extend the purchase money note due date to August 2000. This offer was rejected by the noteholder. On January 11, 1996, the Partnership paid off the purchase money note at a discount, resulting in a gain on extinguishment of debt of $1,803,902.

     The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the six months ended June 30, 1996 and 1995. Also under the agreement, documents transferring the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

     Chevy Chase Park, Limited (Chevy Chase) is dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment program. The Section 8 contract for this property expires in September 1996. As mentioned below, Congress has authorized a one-year extension of all project-based Section 8 Housing Assistance Payment contracts expiring during fiscal year 1996. Continued funding of annual renewals for Section 8 Housing Assistance Payment Contracts expiring in fiscal year 1997 and thereafter, however, is uncertain due to recent political scrutiny of appropriations for HUD programs. The General Partner is working toward a one year renewal of the Section 8 Contract for Chevy Chase. There is, however, no assurance, that a one year renewal will be granted by HUD. In the event that the one-year renewal is not granted, there is no assurance that Chevy Chase will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the property's market area.

     Purchase money notes relating to Chevy Chase in the aggregate principal amount of $2,100,000 mature on December 31, 1996. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with potential future processing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA), or to accept a discounted pay-off. There is no assurance that a sale will take place under the LIHPRHA program, nor is there any assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty about the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to the U. S. Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995.
On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf II will make minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf II will make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. Prior to July 1, 1996, payments were being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both June 30, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both June 30, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms. The purchase money notes related to Frenchman's Wharf II in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach a forbearance and extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to a forbearance and extension agreement. Since the first mortgage is in default, the purchase money notes may technically be called at any time. As of July 26, 1996, the noteholders had not given consent to a forbearance and extension agreement. Accordingly, the Local Partnership's continued ownership of the property is uncertain. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money note, the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) is currently operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. Currently, debt service payments are being made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee.

     On January 31, 1996, the local general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. The offer was rejected by the Local Managing General Partner and negotiations have ended.

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

     On May 1, 1996, CRHC, Inc. (CRHC), an affiliate of the Managing General Partner, notified the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that it was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which is an affiliate of the local managing general partner filed arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. The Partnership anticipates that the arbitration hearings will occur next year.

     The rental property owned by Tanglewood Apartments Associates II (Tanglewood II) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. After October 1, 1996, HUD is directed not to continue LIHPRHA processing. On July 11, 1996, the plan of action for the sale of Tanglewood II was approved by HUD. As of July 26, 1996, it is unknown whether there will be sufficient funding in the LIHPRHA program to complete the sale. Further, it is unknown whether the program will be extended or if a modified program will replace LIHPRHA. As such, the Partnership does not anticipate sale of Tanglewood II under the current LIHPRHA program. Also there is no assurance that the sale of any properties owned by the Local Partnerships will occur.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago.
The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 Housing Assistance Payment (HAP) contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that this initiative is enacted as originally proposed, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of July 26, Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contacts expiring during fiscal year 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring in fiscal year 1997 and thereafter is uncertain.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional units in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the limited partnership units as a long-term investment and not with a view to resale. ERG has not indicated the price per unit which it plans to offer for the limited partnership units in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the limited partnership units. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of units in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                             For the three months ended          For the six months ended
                                                                       June 30,                           June 30,
                                                            -----------------------------      -----------------------------
                                                                1996             1995              1996             1995
                                                            ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                                            $  7,303,990     $  7,094,085      $ 14,618,691     $ 14,176,400
  Other                                                          301,324          395,031           604,606          783,352
                                                            ------------     ------------      ------------     ------------
                                                               7,605,314        7,489,116        15,223,297       14,959,752
                                                            ------------     ------------      ------------     ------------
Expenses:
  Operating                                                    4,813,084        4,993,376        10,002,211        9,779,099
  Interest                                                     2,114,726        2,097,329         4,229,458        4,194,659
  Depreciation and amortization                                1,378,535        1,351,818         2,757,070        2,703,639
                                                            ------------     ------------      ------------     ------------
                                                               8,306,345        8,442,523        16,988,739       16,677,397
                                                            ------------     ------------      ------------     ------------
Net loss                                                    $   (701,031)    $   (953,407)     $ (1,765,442)    $(1,717,645)
                                                            ============     ============      ============     ============


     As of June 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for nine of the twenty-two Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $26,471,728 and $24,699,157, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $30,025 and $55,523 for the three and six months ended June 30, 1996, respectively, and $23,090 and $44,695 for the three and six months ended June 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses. Additionally, the Partnership paid the Managing General Partner a Management Fee of $62,499 and $124,998 for the three and six months, respectively, ended June 30, 1996 and 1995.

4.   CONTINGENCIES

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   CONTINGENCIES - Continued

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. On June 12, 1996, Mr. Schwartzberg and CRI entered an agreement resolving the disputes between CRI and CMS. The Partnership was not named in any of the litigation prior to the resolution, nor was the Partnership a signatory of the agreement. CRI does not anticipate further litigation with Mr. Schwartzberg.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


     Capital Realty Investors-II Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking. This information contains a number of risks and uncertainties, as discussed herein and in the Partnership's Annual Report filed on Form
10-K, that could cause actual results to differ materially.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,001,549 and $3,192,539 as of June 30, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of July 26, 1996, there are no material commitments for capital expenditures.

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $20,140,678 (exclusive of unamortized discount on purchase money notes of $6,764,287) plus accrued interest of $29,458,215, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature on December 31, 1996, as discussed below. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     The Partnership defaulted on its purchase money note relating to Rock Glen Limited Partnership (Rock Glen) on August 1, 1995 when the note matured and was not paid. The noteholder signed a standstill agreement which expired on October 31, 1995. The Managing General Partner made an offer to the noteholder to extend the purchase money note due date to August 2000. This offer was rejected by the noteholder. On January 11, 1996, the Partnership paid off the purchase money note at a discount, resulting in a gain on extinguishment of debt of $1,803,902.

     The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the six months ended June 30, 1996 and 1995. Also under the agreement, documents transferring the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

     Chevy Chase Park, Limited (Chevy Chase) is dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment program. The Section 8 contract for this property expires in September 1996. As mentioned below, Congress has authorized a one-year extension of all project-based Section 8 Housing Assistance Payment contracts expiring during fiscal year 1996. Continued funding of annual renewals for Section 8 Housing Assistance Payment Contracts expiring in fiscal year 1997 and thereafter, however, is uncertain due to recent political scrutiny of appropriations for HUD programs. The General Partner is working toward a one year renewal of the Section 8 Contract for Chevy Chase. There is, however, no assurance, that a one year renewal will be granted by HUD. In the event that the one-year renewal is not granted, there is no assurance that Chevy Chase will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the property's market area.

     Purchase money notes relating to Chevy Chase in the aggregate principal amount of $2,100,000 mature on December 31, 1996. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with potential future processing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA), or to accept a discounted pay-off. There is no assurance that a sale will take place under the LIHPRHA program, nor is there any assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty about the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1996, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the six months ended June 30, 1996 as a result of the pay-off of the Rock Glen purchase money note, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1996 decreased from the comparable period in 1995 primarily due to an increase in the share of income from partnerships resulting from decreased interest and utilities expenses and increased rental revenues at one property. Contributing to the decrease in the Partnership's net loss was a decrease in interest expense due to the extinguishment of the Rock Glen purchase money note during the first quarter of 1996. Partially offsetting the decrease in the Partnership's net loss was an increase in professional fees due to legal fees incurred associated with the removal of the Arrowhead and Mooring local managing general partner and decreased interest income as a result of decreased cash and cash equivalent balances in 1996.

     The Partnership's net loss for the six months ended June 30, 1996 decreased from the comparable period in 1995 primarily due to the gain on extinguishment of the Rock Glen purchase money note, as discussed above. Contributing to the decrease in the Partnership's net loss was a decrease in interest expense, as discussed above. Partially offsetting the decrease in the Partnership's net loss was a decrease in interest income, an increase in professional fees, as discussed above, and a decrease in share of income from partnerships primarily resulting from increased operating expenses at one property.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1996 did not include losses of $889,855 and $1,772,571, respectively, compared to excluded losses of $873,303 and $1,746,609 for the three and six months ended June 30, 1995, respectively.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf II), in conjunction with the Managing General Partner, applied to the U. S. Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995.
On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf II will make minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf II will make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. Prior to July 1, 1996, payments were being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both June 30, 1996 and December 31, 1995. The last

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both June 30, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms. The purchase money notes related to Frenchman's Wharf II in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach a forbearance and extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to a forbearance and extension agreement. Since the first mortgage is in default, the purchase money notes may technically be called at any time. As of July 26, 1996, the noteholders had not given consent to a forbearance and extension agreement. Accordingly, the Local Partnership's continued ownership of the property is uncertain. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money note, the indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) is currently operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provides for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. Currently, debt service payments are being made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee.

     On January 31, 1996, the local general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. The offer was rejected by the Local Managing General Partner and negotiations have ended.

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

     On May 1, 1996, CRHC, Inc. (CRHC), an affiliate of the Managing General Partner, notified the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that it was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which is an affiliate of the local managing general partner filed arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. The Partnership anticipates that the arbitration hearings will occur next year.

     The rental property owned by Tanglewood Apartments Associates II (Tanglewood II) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. After October 1, 1996, HUD is directed not to continue LIHPRHA processing. On July 11, 1996, the plan of action for the sale of Tanglewood II was approved by HUD. As of July 26, 1996, it is unknown whether there will be sufficient funding in the LIHPRHA program to complete the sale. Further, it is unknown whether the program will be extended or if a modified program will replace LIHPRHA. As such, the Partnership does not anticipate sale of Tanglewood II under the current LIHPRHA program. Also there is no assurance that the sale of any properties owned by the Local Partnerships will occur.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago.
The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 Housing Assistance Payment (HAP) contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that this initiative is enacted as originally proposed, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of July 26, Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contacts expiring during fiscal year 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring in fiscal year 1997 and thereafter is uncertain.

     No other significant changes in the Partnership's operations have taken place during this period.

                                     General
                                    --------

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.
     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. On June 12, 1996, Mr. Schwartzberg and CRI entered an agreement resolving the disputes between CRI and CMS. The Partnership was not named in any of the litigation prior to the resolution, nor was the Partnership a signatory of the agreement. CRI does not anticipate further litigation with Mr. Schwartzberg.

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional units in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the limited partnership units as a long-term investment and not with a view to resale. ERG has not indicated the price per unit which it plans to offer for the limited partnership units in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the limited partnership units. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of units in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1996.

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

                              CAPITAL REALTY INVESTORS-II
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner



July 31, 1996                      /s/ Deborah K. Browning
- --------------------------         --------------------------------
Date                               Deborah K. Browning
                                   Vice President/Chief Accounting
                                     Officer

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