Form 10-Q
period 1996-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1996-10-29
CIK 713571

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1996
                         ------------------


Commission file number      0-11973
                         -------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Maryland                                     52-1321492
-----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         --------------------
(Address of principal executive offices)                (Zip Code)



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



          Class                         Outstanding at September 30, 1996
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                            PAGE
                                                            ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 and
            December 31, 1995 . . . . . . . . . . . . .        1

          Statements of Operations - for the three and
            nine months ended September 30, 1996 and 1995      2

          Statements of Cash Flows - for the nine
            months ended September 30, 1996 and 1995  .        3

          Notes to Financial Statements . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        13

PART II.  Other Information . . . . . . . . . . . . . .        21

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        21

Signature   . . . . . . . . . . . . . . . . . . . . . .        22

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        23

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                         BALANCE SHEETS

                                              ASSETS


                                                                                          September 30,     December 31,
                                                                                              1996             1995
                                                                                          ------------      ------------
                                                                                           (Unaudited)
Investments in and advances to partnerships                                               $  6,329,035      $  7,358,510
Cash and cash equivalents                                                                    2,160,782         3,192,539
Acquisition fees, principally paid to related parties, net of accumulated amortization of $432,496 and $407,496,
  respectively                                                                                 567,504           592,504
Property purchase costs, net of accumulated amortization of
  $274,776 and $258,343, respectively                                                          382,536           398,969
Other assets                                                                                     4,862             7,851
                                                                                          ------------      ------------
      Total assets                                                                        $  9,444,719      $ 11,550,373
                                                                                          ============      ============


                                    LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on
  purchase money notes of $6,043,004 and $8,206,853, respectively                         $ 14,097,674      $ 14,213,825
Accrued interest payable                                                                    30,056,095        29,256,224
Accounts payable and accrued expenses                                                          111,242            82,324
                                                                                          ------------      ------------
      Total liabilities                                                                     44,265,011        43,552,373
                                                                                          ------------      ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                             2,000             2,000
    Limited Partners                                                                        50,015,000        50,015,000
                                                                                          ------------      ------------
                                                                                            50,017,000        50,017,000
  Less:
    Accumulated distributions to partners                                                   (1,254,612)       (1,254,612)
    Offering costs                                                                          (5,278,980)       (5,278,980)
    Accumulated losses                                                                     (78,303,700)      (75,485,408)
                                                                                          ------------      ------------
      Total partners' deficit                                                              (34,820,292)      (32,002,000)
                                                                                          ------------      ------------
      Total liabilities and partners' deficit                                             $  9,444,719      $ 11,550,373
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                                             For the three months ended           For the nine months ended
                                                                    September 30,                        September 30,
                                                            -----------------------------       -----------------------------
                                                                1996             1995               1996             1995
                                                            ------------     ------------       ------------     ------------
Share of loss from partnerships                             $   (257,022)    $   (117,258)      $   (212,596)    $    (50,463)
                                                            ------------     ------------       ------------     ------------
Other revenue and expenses:
 Revenue:
    Interest and other income                                     27,086           47,297             77,482          135,164
                                                            ------------     ------------       ------------     ------------
 Expenses:
    Interest                                                   1,349,380        1,364,771          4,052,638        4,094,313
    Management fee                                                62,499           62,499            187,497          187,497
    General and administrative                                    40,399           31,376            108,884           94,050
    Professional fees                                             21,489           18,170             96,628           55,813
    Amortization                                                  13,811           13,812             41,433           41,434
                                                            ------------     ------------       ------------     ------------
                                                               1,487,578        1,490,628          4,487,080        4,473,107
                                                            ------------     ------------       ------------     ------------
       Total other revenue and expenses                       (1,460,492)      (1,443,331)        (4,409,598)      (4,337,943)
                                                            ------------     ------------       ------------     ------------
Loss before extraordinary gain from extinguishment
  of debt                                                     (1,717,514)      (1,560,589)        (4,622,194)      (4,388,406)

Extraordinary gain from extinguishment of debt                        --               --          1,803,902               --
                                                            ------------     ------------       ------------     ------------
Net loss                                                      (1,717,514)      (1,560,589)        (2,818,292)      (4,388,406)

Accumulated losses, beginning of period                      (76,586,186)     (72,465,297)       (75,485,408)     (69,637,480)
                                                            ------------     ------------       ------------     ------------
Accumulated losses, end of period                           $(78,303,700)    $(74,025,886)      $(78,303,700)    $(74,025,886)
                                                            ============     ============       ============     ============
Loss allocated to General Partners (1.51%)                  $    (25,934)    $    (23,565)      $    (42,556)    $    (66,265)
                                                            ============     ============       ============     ============
Loss allocated to Initial and Special
  Limited Partners (1.49%)                                  $    (25,591)    $    (23,252)      $    (41,993)    $    (65,387)
                                                            ============     ============       ============     ============
Loss allocated to Additional Limited
  Partners (97%)                                            $ (1,665,989)    $ (1,513,772)      $ (2,733,743)    $ (4,256,754)
                                                            ============     ============       ============     ============
Loss per unit of Additional Limited
  Partnership Interest based on 50,000 units
  outstanding                                               $     (33.31)    $     (30.28)      $     (54.67)    $     (85.14)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                                                                 For the nine months ended
                                                                                                        September 30,
                                                                                               -----------------------------
                                                                                                   1996             1995
                                                                                               ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                     $ (2,818,292)    $ (4,388,406)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnerships                                                                 212,596           50,463
    Amortization of deferred costs                                                                   41,433           41,434
    Amortization of discount on purchase money notes                                              2,163,849        2,112,357
    Gain on extinguishment of debt                                                               (1,803,902)              --
    Payment of purchase money note interest                                                         (65,016)        (227,722)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                             2,989           (1,774)
      Increase in accrued interest payable                                                        1,888,789        1,981,956
      Increase in accounts payable and accrued expenses                                              28,918           31,983
                                                                                               ------------     ------------
         Net cash used in operating activities                                                     (348,636)        (399,709)
                                                                                               ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        816,879          870,339
                                                                                               ------------     ------------
Cash flows from financing activities:
  Pay-off of purchase money note                                                                 (1,500,000)              --
                                                                                               ------------     ------------
Net (decrease) increase in cash and cash equivalents                                             (1,031,757)         470,630

Cash and cash equivalents, beginning of period                                                    3,192,539        2,812,577
                                                                                               ------------     ------------
Cash and cash equivalents, end of period                                                       $  2,160,782     $  3,283,207
                                                                                               ============     ============










                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $20,140,678 (exclusive of unamortized discount on purchase money notes of $6,043,004) plus accrued interest of $30,056,095 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature on December 31, 1996, as discussed below. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes was $1,349,380 and $4,052,638 for the three and nine months ended September 30, 1996, respectively and $1,364,771 and $4,094,313 for the three and nine months ended September 30, 1995, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and nine months ended September 30, 1996 by $721,283 and $2,163,849, respectively, and by $704,119 and $2,112,357 during the three and nine months ended September 30, 1995, respectively.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of September 30, 1996 and December 31, 1995, the Partnership had advanced funds totalling $324,410 to Local Partnerships.

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

     The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the nine months ended September 30, 1996 and 1995. Also under the agreement, documents transferring the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

     Chevy Chase Park, Limited (Chevy Chase) is dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment (HAP) program. The Section 8 contract for this property expired in September 1996. As mentioned below, Congress has authorized a one-year extension of all project-based Section 8 HAP contracts expiring during fiscal years 1996 and 1997. Continued funding of annual renewals for
Section 8 HAP contracts expiring after fiscal year 1997, however, is uncertain due to recent political scrutiny of appropriations for HUD programs. In the event that the HUD Section 8 HAP program is eliminated or funding of Chevy Chase's Section 8 HAP contract is discontinued, there is no assurance that Chevy Chase will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the property's market area.

     Purchase money notes relating to Chevy Chase in the aggregate principal amount of $2,100,000 mature on December 31, 1996. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with potential future processing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA), or to agree upon a discounted pay-off. There is no assurance that a sale will take place under the LIHPRHA program, nor is there any assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both September 30, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both September 30, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf II in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of October 24, 1996, the noteholders had not given consent to an extension agreement. Accordingly, the Local Partnership's continued ownership of the property is uncertain. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money note, the indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

of this investment would not have a material impact on the operations of the Partnership.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) was operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provided for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. All debt service payments were made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee. The Local Partnership has made an offer to buy-out the mortgagee at a discount based on assumed refinancing potential, and is awaiting the mortgagee's response. There is no assurance that an agreement will be reached. The workout agreement provides that upon cancellation of the workout agreement, the loan would be recast at an annual interest rate of 7.5%, if certain conditions are satisfied. As of October 24, 1996, the Managing General Partner and the new mortgagee are disputing whether or not those conditions have been satisfied. On October 1, 1996, the Local Partnership made a monthly payment on the debt in the amount which would be due if the loan is recast at a 7.5% annual interest rate. There is no assurance that an agreement will be reached with the mortgagee. Should the mortgagee begin foreclosure proceedings, the Partnership intends to vigorously defend any action by the mortgagee. The uncertainty about the Local Partnerships continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Posada Vallarta Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On January 31, 1996, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. This offer was rejected by the local managing general partner. On September 13, 1996, the local managing general partner of Deer Grove received another offer to sell the property. The local managing general partner has accepted the offer and the sale is expected to take place on or before February 1997. There is no assurance that a sale of Deer Grove will occur as the potential buyer has the option to cancel the contract on or before December 31, 1996, subject to its due diligence review.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that it was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which is an affiliate of the local managing general partner, filed arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. On September 3, 1996, CRHC filed an emergency petition in the arbitration to have a trustee appointed to serve as local managing general partner and managing agent of the Local Partnerships until the arbitration hearings are held. Hearings related to arbitration are scheduled for November 19, 1996.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. HUD has subsequently received appropriations of $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997, however, is uncertain. There is no assurance that a sale of any of the properties will occur.

     On July 11, 1996, the local managing partner's plan of action regarding the sale of the property owned by Tanglewood Apartments Associates II (Tanglewood
II) under the LIHPRHA program was approved by HUD. The local general partner is currently seeking funding under the LIHPRHA program for the proposed sale of the property and the Managing General Partner anticipates that such a sale will occur. There is, however, no assurance that a sale of Tanglewood II may occur due to the federal government's limited funding of appropriations to the LIHPRHA program for fiscal year 1997.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs to ascertain whether the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 HAP program. The level of funding for the Section 8 HAP program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago. The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 HAP contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that the Section 8 HAP program is eliminated or funding of Section 8 HAP contracts of rental properties owned by the Local Partnerships is discontinued, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of October 24, 1996, Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contacts expiring during fiscal years 1996 and 1997. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

     On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership and an Additional Limited Partner in the Partnership, and affiliates of Bay Fund initiated a tender offer to purchase 1,500 additional units in the Partnership at a price of $10 per Additional Limited Partner unit. Bay Fund which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and does not necessarily represent the fair market value of each Additional Limited Partner unit. The Bay Fund and affiliates' offer expired on September 29, 1996, and as of October 24, 1996, Bay Fund and affiliates held approximately 2.2% of the Additional Limited Partner units of the Partnership as a result of their tender offer.

     The following are combined statements of operations for the twenty-two Local Partnerships in which the Partnership has invested. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 COMBINED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                             For the three months ended          For the nine months ended
                                                                    September 30,                       September 30,
                                                            -----------------------------      -----------------------------
                                                                1996             1995              1996             1995
                                                            ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                                            $  6,966,409     $  6,992,515      $ 21,585,100     $ 21,168,915
  Other                                                          334,324          444,233           938,930        1,227,585
                                                            ------------     ------------      ------------     ------------
                                                               7,300,733        7,436,748        22,524,030       22,396,500
                                                            ------------     ------------      ------------     ------------
Expenses:
  Operating                                                    5,015,785        4,999,332        15,017,996       14,778,431
  Interest                                                     2,114,726        2,097,325         6,344,184        6,291,984
  Depreciation and amortization                                1,378,526        1,351,817         4,135,596        4,055,456
                                                            ------------     ------------      ------------     ------------
                                                               8,509,037        8,448,474        25,497,776       25,125,871
                                                            ------------     ------------      ------------     ------------
Net loss                                                    $ (1,208,304)    $ (1,011,726)     $ (2,973,746)    $(2,729,371)
                                                            ============     ============      ============     ============


     As of September 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for nine of the twenty-two Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $27,400,786 and $24,699,157, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $24,052 and $79,575 for the three and nine months ended September 30, 1996, respectively, and $22,729 and $67,424 for the three and nine months ended September 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 and $187,497 for the three and nine months, respectively, ended September 30, 1996 and 1995.

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

     On June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1996, CRI and Mr. Schwartzberg continue to finalize the terms of the definitive agreement.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,160,782 (or approximately $41.92 per Additional Limited Partner unit) and $3,192,539 (or approximately $61.94 per Additional Limited Partner unit) as of September 30, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of October 24, 1996, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $20,140,678 (exclusive of unamortized discount on purchase money notes of $6,043,004) plus accrued interest of $30,056,095 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 are scheduled to mature on December 31, 1996, as discussed below. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

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

     The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the nine months ended September 30, 1996 and 1995. Also under the agreement, documents transferring the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

     Chevy Chase Park, Limited (Chevy Chase) is dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment (HAP) program. The Section 8 contract for this property expired in September 1996. As mentioned below, Congress has authorized a one-year extension of all project-based Section 8 HAP contracts expiring during fiscal years 1996 and 1997. Continued funding of annual renewals for
Section 8 HAP contracts expiring after fiscal year 1997, however, is uncertain due to recent political scrutiny of appropriations for HUD programs. In the event that the HUD Section 8 HAP program is eliminated or funding of Chevy Chase's Section 8 HAP contract is discontinued, there is no assurance that Chevy Chase will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the property's market area.

     Purchase money notes relating to Chevy Chase in the aggregate principal amount of $2,100,000 mature on December 31, 1996. The Managing General Partner is currently negotiating with the noteholders to extend the purchase money note due dates to coincide with potential future processing under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA), or to agree upon a discounted pay-off. There is no assurance that a sale will take place under the LIHPRHA program, nor is there any assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1996, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine months ended September 30, 1996 as a result of the pay-off of the Rock Glen purchase money note, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1996 increased from the comparable period in 1995 primarily due to an increase in share of loss from partnerships resulting principally from increased operating costs at one property. Contributing to the increase in the Partnership's net loss was a decrease in interest income as a result of decreased cash and cash equivalent balances in 1996. Also contributing to the increase in the Partnership's net loss was an increase in general and administrative expenses primarily due to increased payroll costs. Partially offsetting the increase in the Partnership's net loss was a decrease in interest expense due to the extinguishment of the Rock Glen purchase money note during the first quarter of 1996.

     The Partnership's net loss for the nine months ended September 30, 1996 decreased from the corresponding period in 1995 primarily due to the gain on extinguishment of the Rock Glen purchase money note, as discussed above. Contributing to the decrease in the Partnership's net loss was a decrease in interest expense, as discussed above. Partially offsetting the decrease in the Partnership's net loss was an increase in share of loss from partnerships, a decrease in interest income and an increase in general and administrative expenses, as discussed above. Also partially offsetting the decrease in the Partnership's net loss was an increase in professional fees due to legal fees incurred associated with the removal of the Arrowhead and Mooring local managing general partner.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1996 did not include losses of $929,058 and $2,701,629, respectively, compared to excluded losses of $873,303 and $2,619,912 for the three and nine months ended September 30, 1995, respectively.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both September 30, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both September 30, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf II in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of October 24, 1996, the noteholders had not given consent to an extension agreement. Accordingly, the Local Partnership's continued ownership of the property is uncertain. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money note, the indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) was operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provided for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. All debt service payments were made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee. The Local Partnership has made an offer to buy-out the mortgagee at a discount based on assumed refinancing potential, and is awaiting the mortgagee's response. There is no assurance that an agreement will be reached. The workout agreement provides that upon cancellation of the workout agreement, the loan would be recast at an annual interest rate of 7.5%, if certain conditions are satisfied. As of October 24, 1996, the Managing General Partner and the new mortgagee are disputing whether or not those conditions have been satisfied. On October 1, 1996, the Local Partnership made a monthly payment on the debt in the amount which would be due if the loan is recast at a 7.5% annual interest rate. There is no assurance that an agreement will be reached with the mortgagee. Should the mortgagee begin foreclosure proceedings, the Partnership intends to vigorously defend any action by the mortgagee. The uncertainty about the Local Partnerships continued

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Posada Vallarta Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On January 31, 1996, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. This offer was rejected by the local managing general partner. On September 13, 1996, the local managing general partner of Deer Grove received another offer to sell the property. The local managing general partner has accepted the offer and the sale is expected to take place on or before February 1997. There is no assurance that a sale of Deer Grove will occur as the potential buyer has the option to cancel the contract on or before December 31, 1996, subject to its due diligence review.

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

     On May 1, 1996, CRHC, Inc. (CRHC), an affiliate of the Managing General Partner, notified the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that it was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which is an affiliate of the local managing general partner, filed arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. On September 3, 1996, CRHC filed an emergency petition in the arbitration to have a trustee appointed to serve as local managing general partner and managing agent of the Local Partnerships until the arbitration hearings are held. Hearings related to arbitration are scheduled for November 19, 1996.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. HUD has subsequently received appropriations of $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997, however, is uncertain. There is no assurance that a sale of any of the properties will occur.

     On July 11, 1996, the local managing partner's plan of action regarding the sale of the property owned by Tanglewood Apartments Associates II (Tanglewood
II) under the LIHPRHA program was approved by HUD. The local general partner is currently seeking funding under the LIHPRHA program for the proposed sale of the property and the Managing General Partner anticipates that such a sale may occur. There is, however, no assurance that a sale of Tanglewood II will occur due to the federal government's limited funding of appropriations to the LIHPRHA program for fiscal year 1997.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 HAP program. The level of funding for the Section 8 HAP program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago. The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 HAP contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that the Section 8 HAP program is eliminated or funding of Section 8 HAP contracts of rental properties owned by the Local Partnerships is discontinued, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of October 24, 1996, Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contacts expiring during fiscal years 1996 and 1997. In light of recent political scrutiny of appropriations for HUD

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

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

     On June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1996, CRI and Mr. Schwartzberg continue to finalize the terms of the definitive agreement.

     On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership and an Additional Limited Partner in the Partnership, and affiliates of Bay Fund initiated a tender offer to purchase 1,500 additional units in the Partnership at a price of $10 per Additional Limited Partner unit. Bay Fund which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and does not necessarily represent the fair market value of each Additional Limited Partner unit. The Bay Fund and affiliates' offer expired on September 29, 1996, and as of October 24, 1996, Bay Fund and affiliates held approximately 2.2% of the Additional Limited Partner units of the Partnership as a result of their tender offer.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1996.

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

                              CAPITAL REALTY INVESTORS-II
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner



October 29, 1996              By:  /s/ Deborah K. Browning
---------------------              --------------------------------
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