Form 10-K
period 1996-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1997-03-24
CIK 713571

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                 Page
                                                                 ----

Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-6
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-7
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-7


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters  . . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-2
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-3
Item 8.  Financial Statements and Supplementary Data  . . .      II-14
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-14


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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-33

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). As of December 31, 1996, the Partnership had investments in twenty-two Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership is a limited partner:

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                 HAS AN INVESTMENT(1)

                                                                                                    Units           Expiration
                            Mortgage                                                            Authorized for          of
 Name and Location         Payable at           Financed and/or Insured        Number of         Rental Asst.        Section 8
of Apartment Complex      12/31/96 (2)          and/or Subsidized Under       Rental Units       Under Sec. 8       HAP Contract
--------------------      ------------       -----------------------------    ------------      --------------      -------------
Arrowhead Apts.           $  3,927,242       Illinois Housing Development          200                40             05/31/01
 Palatine, IL                                 Authority (IHDA)

Beech Hill I                 2,894,810       Federal National Mortgage             200                39             08/31/98 (4)
 Manchester, NH                               Association (FNMA)/236

Beech Hill II                1,625,533       FNMA/236                              120                24             08/31/98 (4)
 Manchester, NH

Chevy Chase Park             3,754,306       Metropolitan Savings Bank             232               228             09/23/97 (4)
 Centerville, OH                             (MSB)/236

Country Place I              4,942,034       Maryland Community Development        192                38             08/09/99
 Burtonsville, MD                             Administration Section 221(d)(4)
                                              of the National Housing Act (NHA)

Country Place II             3,597,873       Reilly Mortgage Group/Section         120                24             08/29/00
 Burtonsville, MD                             221 (d)(4) of the NHA

Deer Grove Apts.            10,041,687       FNMA/Housing and Urban Development/   448                 0                --
 Palatine, IL                                 Section 221(d)(4) of the NHA

Four Winds West              1,007,795       GMAC HUD Insured through Section       62                62             10/17/97
 Birmingham, AL                               221 (d)(4) of the NHA/Section 8

Frenchman's Wharf II         7,923,103       Department of Housing and Urban       324                31             09/30/98 (4)
 New Orleans, LA                              Development

Golden Acres                 1,266,516       California Housing Finance Agency      46                45             09/28/13
 Chowchilla, CA                               (CHFA)

Mercy Terrace                8,643,120       Section 221(d)(4) of the NHA/         158               158             01/30/03
 San Francisco, CA                            Section 8

The Moorings                 3,662,743       IHDA                                  216                44             05/31/01
 Roselle, IL

Orangewood                   1,826,500       CHFA                                   40                 0                --
 Orange Cove, CA

Posada Vallarta             14,246,760       Conventional                          336                70             02/16/04
 Phoenix, AZ

Princeton Community          8,345,020       New Jersey Housing Finance Agency     239                26             01/01/98 (4)
 Village
 Princeton, NJ

Rock Glen                    3,787,748       Section 221(d)(4) of the NHA          241                 0                --
 Baltimore, MD

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                HAS AN INVESTMENT(1)

                                                                                                    Units           Expiration
                            Mortgage                                                            Authorized for          of
 Name and Location         Payable at           Financed and/or Insured        Number of         Rental Asst.        Section 8
of Apartment Complex      12/31/96 (2)          and/or Subsidized Under       Rental Units       Under Sec. 8       HAP Contract
--------------------      ------------       -----------------------------    ------------      --------------      -------------
Rolling Green at          $  2,336,586       Massachusetts Housing Finance         204                15             03/01/12
 Amherst                                      Agency (MHFA)/236
 Amherst, MA

Rolling Green at             5,267,856       MHFA/236                              404                77             01/10/12
 Fall River
 Fall River, MA

Tanglewood II                1,521,991       FNMA/Section 221(d)(3) of the NHA     192                 0                --
 Westwego, LA

Troy Manor Apts.               855,409       Farmers Home Administration Section    50                50             10/22/99
 Troy, AL                                     5/ Section 8

Westgate Tower Apts.         2,110,510       Michigan Sate Housing Develop-        148                43             12/01/13
 Westland, MI                                 ment Authority/236

Wexford Ridge                4,087,097       MSB/236                               246               242             09/30/98 (4)
 Madison, WI
--------------------      ------------                                        --------          --------
Totals(3) 22              $ 97,672,239                                           4,418             1,256
                          ============                                        ========          ========


                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                  Average Effective Annual
                                    Units Occupied As                                  Rental Per Unit
                                Percentage of Total Units                            for the Years Ended
                                    As of December 31,                                   December 31,
 Name and Location          ---------------------------------      -----------------------------------------------------
of Apartment Complex        1996   1995    1994   1993   1992        1996        1995        1994        1993       1992
--------------------        ----   ----    ----   ----   ----      --------    --------    --------    --------   --------
Arrowhead Apts.              91%    93%     90%    83%    88%      $  9,205    $  9,025    $  9,282    $  8,534   $  8,465
 Palatine, IL

Beech Hill I                 99%   100%     99%    99%   100%         5,351       5,343       5,352       5,220      4,798
 Manchester, NH

Beech Hill II                99%    98%    100%    98%    99%         4,788       4,836       4,411       4,519      4,447
 Manchester, NH

Chevy Chase Park             97%    99%     98%   100%    99%         4,232       4,224       3,938       3,953      3,771
 Centerville, OH

Country Place I              96%    92%     95%    91%    91%         8,922       8,902       8,783       8,780      8,570
 Burtonsville, MD

Country Place II             93%    93%     95%    94%    89%         9,192       8,833       8,965       8,903      8,878
 Burtonsville, MD

Deer Grove Apts.             91%    93%     95%    96%    96%         8,426       8,383       7,831       7,714      7,274
 Palatine, IL

Four Winds West              99%    98%     95%    97%   100%         4,899       4,537      4,512        5,822      4,267
 Birmingham, AL

Frenchman's Wharf II         89%    90%     88%    88%    92%         4,295       4,171      4,156        4,235      4,192
 New Orleans, LA

Golden Acres                100%   100%    100%   100%   100%         6,297       6,271      6,191        6,011      5,905
 Chowchilla, CA

Mercy Terrace               100%   100%    100%   100%   100%        15,045      15,898     15,585       15,381     14,985
 San Francisco, CA

The Moorings                 97%    97%     97%    97%    94%         9,231       8,577      8,688        8,078      7,980
 Roselle, IL

Orangewood                  100%   100%     98%   100%   100%         2,353       2,700      2,852        2,900      2,987
 Orange Cove, CA

Posada Vallarta              89%    96%     97%    99%    90%         6,808       6,616      6,257        5,807      5,714
 Phoenix, AZ

Princeton Community
 Village                     98%    97%     97%    98%   100%         6,785       6,510      6,244        6,072      5,942
 Princeton, NJ

Rock Glen                    97%    94%     96%    95%    89%         4,724       4,864      4,862        4,778      4,923
 Baltimore, MD

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                  Average Effective Annual
                                    Units Occupied As                                  Rental Per Unit
                                Percentage of Total Units                            for the Years Ended
                                    As of December 31,                                   December 31,
 Name and Location          ---------------------------------      -----------------------------------------------------
of Apartment Complex        1996   1995    1994   1993   1992        1996        1995        1994        1993       1992
--------------------        ----   ----    ----   ----   ----      --------    --------    --------    --------   --------
Rolling Green at Amherst    100%   100%    100    100%   100%      $  7,333    $  7,314    $ 7,091     $  6,961   $  6,683
 Amherst, MA

Rolling Green at             96%    98%     99%    98%    98%         7,163       7,177      7,222        7,080      5,797
 Fall River
 Fall River, MA

Tanglewood II                98%    98%     99%   100%   100%         4,290       4,112      3,923        3,914      3,913
 Westwego, LA

Troy Manor Apts.            100%   100%    100%   100%   100%         4,680       4,681      4,596        5,261      4,365
 Troy, AL

Westgate Tower Apts.        100%    99%     98%    99%   100%         3,551       3,471       3,438       3,261      3,161
 Westland, MI

Wexford Ridge                98%    98%    100%   100%   100%         4,509       4,517       4,413       4,182      4,055
 Madison, WI
                            ----   ----    ----   ----   ----      --------    --------    --------    --------   --------
Totals(3) 22                 97%    97%     97%    97%    97%      $  6,458    $  6,407    $  6,300    $  6,244   $  5,958
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

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1996.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects a one-year extension from the original expiration date, in accordance with Congressional legislation.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested."

     On February 19, 1997, Tanglewood Apartments Associates II Limited Partnership sold Tanglewood II to a non-profit entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements for additional information pertaining to the sale.

                                     PART I
                                     ------
ITEM 1.   BUSINESS - Continued
          --------

     On March 18, 1997, Palatine-Barrington Associates Limited Partnership sold Deer Grove to an unaffiliated entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements for additional information pertaining to the sale.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors-II Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 and Schedule III of Part IV, Item 14 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are Additional Limited Partners in the Partnership, initiated a tender offer to purchase 1,500 additional units in the Partnership at a price of $10 per Additional Limited Partner unit. Bay Fund, which is unaffiliated with CRI, stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and did not necessarily represent the fair market value of each Additional Limited Partner unit. The Bay Fund offer expired on September 29, 1996, and as of March 10, 1997, Bay Fund held approximately 2.2% of the Additional Limited Partner units of the Partnership. Other than the Bay Fund tender offer, it is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 10, 1997 there were approximately 4,000 registered holders of limited partnership interests in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 1996 or 1995. The Partnership received distributions of $996,557 and $870,339 from Local Partnerships during 1996 and 1995, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent government agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                               For the years ended December 31,
                                            1996            1995             1994             1993             1992
                                        ------------    ------------     ------------     ------------     ------------
Share of income (loss) from
  partnerships                          $    303,378    $    238,823     $   (121,724)    $    343,278     $   (455,139)
Interest income                              104,989         181,845          125,477          100,172          120,086
Expenses                                  (6,127,668)     (6,268,596)      (5,605,037)      (5,148,865)      (4,499,106)
                                        ------------    ------------     ------------     ------------     ------------

Loss before extraordinary gain
  from extinguishment of debt             (5,719,301)     (5,847,928)      (5,601,284)      (4,705,415)      (4,834,159)
                                        ------------    ------------     ------------     ------------     ------------

Extraordinary gain from
  extinguishment of debt                   1,803,902              --               --               --               --
                                        ------------    ------------     ------------     ------------     ------------

Net loss                                $ (3,915,399)   $ (5,847,928)    $ (5,601,284)    $ (4,705,415)    $ (4,834,159)
                                        ============    ============     ============     ============     ============

Loss allocated to Additional
  Limited Partners (97%)                $ (3,797,937)   $ (5,672,490)    $ (5,433,246)    $ (4,564,252)    $ (4,689,134)
                                        ============    ============     ============     ============     ============

Loss per unit of Additional Limited
  Partnership Interest based
  on 50,000 units outstanding           $     (75.96)   $    (113.45)    $    (108.66)    $     (91.29)    $     (93.78)
                                        ============    ============     ============     ============     ============

Cash distribution per unit of
  Additional Limited Partnership
  Interest based on 50,000 units
  outstanding                           $         --    $         --     $         --     $         --     $         --
                                        ============    ============     ============     ============     ============

Total assets                            $  9,740,065    $ 11,550,373     $ 11,854,627     $ 12,953,688     $ 13,698,771
                                        ============    ============     ============     ============     ============
Total remaining due on
  investments, including accrued
  interest on purchase money notes      $ 50,725,540    $ 51,676,902     $ 49,371,965     $ 47,346,894     $ 45,293,505
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

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible and potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are non-recourse obligations of the Partnership which typically mature fifteen years from the dates of acquisition of the interests in particular Local Partnerships.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a 50% distribution to limited partners) received from the sale of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. The Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA), which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, the U.S. Department of Housing and Urban Development (HUD) received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur, except for Tanglewood II, as discussed below.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by HUD pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

     With the ending of the LIHPRHA program and with the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated the CMS contract for cause. (CRI subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of March 10, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1996, the Partnership had approximately 4,000 investors who subscribed to a total of 50,000 units of limited partnership interests in

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the original amount of $50,000,000. The Partnership has made investments in twenty-two Local Partnerships. The Partnership's liquidity, with unrestricted cash resources of $2,128,849 as of December 31, 1996, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value. As of March 10, 1997, there were no material commitments for capital expenditures.

     During 1996, 1995 and 1994, the Partnership received cash distributions of $996,557, $870,339 and $793,007, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $20,140,678 (exclusive of unamortized discount on purchase money notes of $5,159,494) plus accrued interest of $30,584,862 as of December 31, 1996, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on December 31, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $1,900,000 mature on December 31, 1997, as discussed below. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes relating to Wexford Ridge Associates in the principal amount of $1,900,000 mature on December 31, 1997. The Managing General Partner anticipates negotiating with the purchase money note holders for a five year extension on the purchase money notes. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Wexford Ridge not produce sufficient value to satisfy the purchase money notes related to Wexford Ridge, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On May 23, 1994, the local general partner of Tanglewood Apartments Associates II Limited Partnership (Tanglewood II) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Tanglewood II under the LIHPRHA program was approved by HUD. On February 19, 1997, Tanglewood II sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program. The sale of the property generated net cash proceeds to the Partnership of $933,987. The proceeds were net of $1,385,154 used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and will result in a net financial statement gain in 1997 of approximately $3.2 million, of which approximately $1.7 million will result from the retirement of the purchase money note obligation with respect to the property. The federal tax gain is estimated to be approximately $4.9 million. The Managing General Partner of the Partnership and/or its affiliates will not receive fees relating to the sale.

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

     The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. The Partnership received cash flow distributions of $5,000 and $2,500 from Beech Hill I and II, respectively, during the year ended December 31, 1996. Cash flow distributions of $60,365 and $27,500 were paid directly by Beech Hill I and Beech Hill II, respectively, to the purchase money note holders during the year ended December 31, 1996. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the year ended December 31, 1995. Also under the agreement, documents transferring the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

     The Partnership defaulted on its purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. As of March 10, 1997 principal and accrued interest totalling $2,100,000 and $3,608,885, respectively, were due.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. The Managing General Partner is also awaiting the potential future sale of the property under the LIHPRHA program. There is no assurance that a sale will take place under the LIHPRHA program, nor is there any assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1996 and 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during 1996 as a result of the pay-off of the Rock Glen purchase money note, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net loss decreased in 1996 from 1995 primarily due to the extraordinary gain on extinguishment of the Rock Glen purchase money note, as discussed above. Contributing to the decrease in net loss was a decrease in interest expense which was also due to the extinguishment of the Rock Glen purchase money note, as discussed above. Also contributing to the decrease in net loss was an increase in share of income from partnerships primarily due to decreased depreciation and maintenance expense at two properties. Partially offsetting the decrease in net loss was a decrease in interest income as a result of decreased cash and cash equivalent balances in 1996 and an increase in professional fees due to legal fees incurred in connection with the Arrowhead and Moorings litigation, as discussed below.

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

     The purchase money notes originated from 1983 through 1984. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 9% to 12%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1996, all properties with purchase money notes that has not previously matured had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount is expected to increase in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1996, 1995 and 1994 did not include losses of $3,526,546, $3,522,606 and
$3,493,216, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accord-ingly, excludable losses are generally expected to increase. Distributions of $247,917, $248,235 and $113,392, received from eight, six and five Local Partnerships, respectively, during 1996, 1995 and 1994, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf II), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property, which expired December 1990. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf II will make minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf II will make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of March 10, 1997, Frenchman's Wharf II had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership will be able to comply with the terms of the workout arrangement.

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both December 31, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both December 31, 1996 and

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

December 31, 1995, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf II in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of March 10, 1997, the noteholders had not given consent to an extension agreement.

     The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its
Section 8 HAP contract with HUD on November 30, 1997. The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1995 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the property's recurring operating deficits and the Local Partnership's default on its mortgage. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On January 31, 1996, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. This offer was rejected by the local managing general partner. On September 13, 1996, the local managing general partner of Deer Grove received another offer to sell the property. The local managing general partner accepted the offer and, on March 18, 1997, Deer Grove sold the property, a 448-unit apartment complex located in Palatine, Illinois. The sale of the property generated cash proceeds to the Partnership of $3.4 million at closing. The Partnership anticipates receiving additional proceeds upon final release of the property's reserves. The proceeds received at closing were in excess of the Partnership's investment in the Local Partnership and will result in a net financial statement gain in 1997 of approximately $3.4 million. The tax gain is estimated to be approximately $17.8 million.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) was operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provided for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

delinquent interest. All debt service payments were made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee. The workout agreement related to Posada Vallarta Apartments provided that upon cancellation of the workout agreement, the loan would be recast at an annual interest rate of 7.5%, if certain conditions are satisfied. As of October 1, 1996, the expiration of the workout agreement, the local managing general partner and the new mortgagee were disputing whether or not those conditions had been satisfied. On October 1, 1996, the Local Partnership made a monthly payment, and has continued to make such monthly payments, on the debt in the amount which would be due if the loan is recast at a 7.5% annual interest rate. The new mortgagee made an offer to extend the workout agreement for two years. The local managing general partner made a counter-offer to extend the workout agreement for ten years. On February 6, 1997, the local managing general partner and the new mortgagee reached an agreement in principle to recast the loan at a 7.5% annual interest rate with a ten-year call provision, as stated in the workout agreement. As of March 10, 1997, the parties are negotiating revised loan documents implementing their agreement. There is no assurance that a final agreement will be reached on these documents. Should the mortgagee begin foreclosure proceedings, the Partnership intends to vigorously defend such action.

     The report of the auditors on the financial statements of Posada Vallarta Apartments for the year ended December 31, 1996 indicates that substantial doubt exists about the ability of Posada Vallarta Apartments to continue as a going concern due to the uncertainty about the Local Partnership's continued ownership of the property due to the potential foreclosure of the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Posada Vallarta Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     On May 1, 1996, C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, notified the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that it was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

is an affiliate of the local managing general partner, filed arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. On September 3, 1996, CRHC filed an emergency petition in the arbitration to have a trustee appointed to serve as local managing general partner and managing agent of the Local Partnerships until the arbitration hearings are held. The emergency petition was denied. As of March 10, 1997, the litigation is in discovery, and the parties are negotiating the terms of a settlement. There is no assurance that a settlement of the arbitration will occur. The hearing is scheduled for July 1997.

     In 1994, the Partnership purchased the remaining six purchase money notes for Country Place I and II, two at a discount, with an aggregate original principal amount of $495,000, resulting in an aggregate loss from extinguishment of debt of $117,353. The loss from extinguishment of debt is included in share of loss from partnerships in the statements of operations.

     The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


          Property                            Date of Filing
          --------                           -----------------
          Rolling Green at Amherst           June 5, 1992 (1)
          Tanglewood II                      May 23, 1994 (2)
          Chevy Chase Park                   July 18, 1994
          Wexford Ridge                      July 27, 1994
          Beech Hill I                       December 21, 1994 (1)
          Beech Hill II                      December 21, 1994 (1)
          Rolling Green at Fall River        March 1, 1995 (1)


(1) The plan of actions for these properties were not approved by HUD, therefore, these properties are no longer eligible to participate in what remains of the LIHPRHA program.

(2)  Tanglewood II was sold under the LIHPRHA program on February 19, 1997.

     The LIHPRHA program is discussed above in the General section. As discussed above, there is no assurance that a sale or refinancing of the remaining properties will occur due to the federal government's limited funding or appropriations to the LIHPRHA program. Of the properties listed above, only Chevy Chase and Wexford Ridge are ranked on the master funding list, which is subject to future government appropriations.

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

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1996:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                     For the years ended December 31,
                         1996                 1995                1994                1993                 1992
                      -----------          -----------         -----------         -----------          -----------
Combined Rental
  Revenue             $29,638,904          $29,343,786         $28,130,763         $27,551,120          $26,823,399

Annual Percentage
  Increase                         1.0%                4.31%                2.10%                2.71%



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

     (a), (b), (c)
       and (e) The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 60, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 50, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a Senior Tax Accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Ronald W. Thompson, 50, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 38, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 41, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in

                                      III-1

                                    PART III
                                    --------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
               --------------------------------------------------

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

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

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

     Additionally, the General Partners may receive an annual distribution from the Partnership if there is cash available for distribution, as defined in the Partnership Agreement. The General Partners are also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .25% of invested assets, including the Partnership's allocable share of the mortgages, payable first, in an annual amount equal to $250,000; and second, after distributions to investors in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets. The annual incentive management fee amounted to $249,996 for each of the years ended December 31, 1996, 1995 and 1994.

     (2) 15% of sale and refinancing proceeds remaining after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement, and the General Partners have received a return of all their capital contributions and the property disposition fees described below. The General Partners may also receive a return of their capital contributions and repayment of any loans made to the Partnership. No sale or refinancing proceeds were paid to the General Partners during the years ended December 31, 1996, 1995 and 1994.









                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------


     (3) 1% of the aggregate selling prices, including any amounts previously unpaid upon prior sales of apartment complexes, payable after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement.
          This amount and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1996, 1995 and 1994.

     (4) In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were paid to the Managing General Partner and/or its affiliates during the years ending December 31, 1996, 1995 and 1994.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1996.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1996, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.














                                      III-3

                                    PART III
                                    --------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
                MANAGEMENT - Continued
               -----------

              Name of                   Amount and Nature       % of total
          Beneficial Owner           of Beneficial Ownership   Units issued
          ----------------           -----------------------   ------------

          William B. Dockser                   None                  0%
          H. William Willoughby                None                  0%
          All Directors and Officers
            as a Group (5 persons)             None                  0%

     (c)  Changes in control.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                  Page
               --------------------                                  ----

               Report of Independent Certified Public
                 Accountants - Capital Realty Investors-II
                 Limited Partnership                                 IV-4

               Reports of Independent Certified Public
                 Accountants -  Local Partnerships in which
                 Capital Realty Investors-II Limited
                 Partnership has invested                            IV-5

               Balance Sheets as of December 31, 1996 and 1995       IV-6

               Statements of Operations for the years ended
                 December 31, 1996, 1995 and 1994                    IV-7

               Statements of Changes in Partners' Deficit for
                 the years ended December 31, 1996, 1995 and
                 1994                                                IV-8

               Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994                    IV-9

               Notes to Financial Statements                         IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended December 31, 1996, which are applicable to the Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested:

               Report of Independent Certified Public Accountants
                 on Financial Statement Schedule                     IV-29

               Schedule III - Real Estate and Accumulated
                 Depreciation                                        IV-30

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

          No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                                   Capital Realty Investors-II
                                     Limited Partnership

                                   By:  C.R.I., Inc.
                                        Managing General Partner



March 24, 1997                     /s/ William B. Dockser
---------------------------        --------------------------------
DATE                               William B. Dockser, Director,
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 24, 1997                     /s/ H. William Willoughby
---------------------------        --------------------------------
DATE                               H. William Willoughby
                                   Director, President and
                                     Secretary



March 24, 1997                     /s/ Deborah K. Browning
---------------------------        --------------------------------
DATE                               Deborah K. Browning
                                   Vice President,
                                     Chief Accounting Officer,
                                     Principal Financial and
                                     Principal Accounting Officer

                         REPORT OF INDEPENDENT CERTIFIED
                         ------------------------------
                                PUBLIC ACCOUNTANTS
                               -------------------


To the Partners
Capital Realty Investors-II
  Limited Partnership

     We have audited the balance sheets of Capital Realty Investors-II Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income or loss from these Local Partnerships constitutes $55,461 of income in 1996, $181,378 of losses in 1995 and $315,608 of losses in 1994 included in the Partnership's net loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

                                                              Grant Thornton LLP


Vienna, VA
March 10, 1997 (except for Note 2.c., as to which the date is March 18, 1997)

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested were filed in paper format under Form SE on March 20, 1997, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 19, 1996.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  BALANCE SHEETS

                                     ASSETS

                                                                                                          December 31,
                                                                                                  -----------------------------
                                                                                                      1996             1995
                                                                                                  ------------     ------------
Investments in and advances to partnerships                                                       $  5,962,920     $  7,358,510
Assets held for sale                                                                                   789,258               --
Cash and cash equivalents                                                                            2,128,849        3,192,539
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $393,948 and $407,496, respectively                                      501,003          592,504
Property purchase costs, net of accumulated amortization of
  $258,870 and $258,343 respectively                                                                   348,378          398,969
Other assets                                                                                             9,657            7,851
                                                                                                  ------------     ------------
     Total assets                                                                                 $  9,740,065     $ 11,550,373
                                                                                                  ============     ============

                             LIABILITIES AND PARTNERS' DEFICIT

Due on investments in
  partnerships                                                                                    $ 14,981,184     $ 14,213,825
Accrued interest payable                                                                            30,584,862       29,256,224
Accounts payable and accrued expenses                                                                   91,418           82,324
                                                                                                  ------------     ------------

     Total liabilities                                                                              45,657,464       43,552,373
                                                                                                  ------------     ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                     2,000            2,000
    Limited Partners                                                                                50,015,000       50,015,000
                                                                                                  ------------     ------------
                                                                                                    50,017,000       50,017,000
  Less:
    Accumulated distributions to partners                                                           (1,254,612)      (1,254,612)
    Offering costs                                                                                  (5,278,980)      (5,278,980)
    Accumulated losses                                                                             (79,400,807)     (75,485,408)
                                                                                                  ------------     ------------

      Total partners' deficit                                                                      (35,917,399)     (32,002,000)
                                                                                                  ------------     ------------

      Total liabilities and partners' deficit                                                     $  9,740,065     $ 11,550,373
                                                                                                  ============     ============




                     The accompanying notes are an integral part
                             of these financial statements.

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              STATEMENTS OF OPERATIONS


                                                                                         For the years ended December 31,
                                                                                       1996           1995          1994
                                                                                    -----------    -----------   -----------
Share of income (loss) from  partnerships                                           $   303,378    $   238,823   $  (121,724)
                                                                                    -----------    -----------   -----------
Other revenue and expenses:
  Revenue
    Interest income                                                                     104,989        181,845       125,477
                                                                                    -----------    -----------   -----------
  Expenses
    Interest                                                                          5,552,780      5,759,461     5,113,326
    Management fee                                                                      249,996        249,996       249,996
    General and administrative                                                          143,529        128,588       104,500
    Professional fees                                                                   126,118         75,306        81,970
    Amortization                                                                         55,245         55,245        55,245
                                                                                    -----------    -----------   -----------
                                                                                      6,127,668      6,268,596     5,605,037
                                                                                    -----------    -----------   -----------
      Total other revenue and expenses                                               (6,022,679)    (6,086,751)   (5,479,560)
                                                                                    -----------    -----------   -----------

Loss before extraordinary gain from extinguishment
  of debt                                                                            (5,719,301)    (5,847,928)   (5,601,284)
                                                                                    -----------    -----------   -----------

Extraordinary gain from extinguishment of debt                                        1,803,902             --            --
                                                                                    -----------    -----------   -----------
Net Loss                                                                            $(3,915,399)   $(5,847,928)  $(5,601,284)
                                                                                    ===========    ===========   ===========
Loss allocated to General Partners (1.51%)                                          $   (59,123)   $   (88,304)  $   (84,579)
                                                                                    ===========    ===========   ===========
Loss allocated to Initial and Special Limited
  Partners (1.49%)                                                                  $   (58,339)   $   (87,134)  $   (83,459)
                                                                                    ===========    ===========   ===========
Loss allocated to Additional Limited Partners (97%)                                 $(3,797,937)   $(5,672,490)  $(5,433,246)
                                                                                    ===========    ===========   ===========
Loss per unit of Additional Limited Partnership Interest
  based on 50,000 units outstanding                                                 $    (75.96)   $   (113.45)  $   (108.66)
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

                    CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                       STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                  For the years ended December 31, 1996, 1995 and 1994


                                                                                 Initial and
                                                                                   Special        Additional
                                                                  General          Limited         Limited
                                                                  Partners         Partners        Partners          Total
                                                                 -----------     -----------     ------------     ------------
Partners' deficit January 1, 1994                                $  (980,936)    $  (954,396)    $(18,617,456)    $(20,552,788)

  Net loss                                                           (84,579)        (83,459)      (5,433,246)      (5,601,284)
                                                                 -----------     -----------     ------------     ------------

Partners' deficit December 31, 1994                               (1,065,515)     (1,037,855)     (24,050,702)     (26,154,072)

  Net loss                                                           (88,304)        (87,134)      (5,672,490)      (5,847,928)
                                                                 -----------     -----------     ------------     ------------

Partners' deficit December 31, 1995                               (1,153,819)     (1,124,989)     (29,723,192)     (32,002,000)

  Net loss                                                           (59,123)        (58,339)      (3,797,937)      (3,915,399)
                                                                 -----------     -----------     ------------     ------------

Partners' deficit December 31, 1996                              $(1,212,942)    $(1,183,328)    $(33,521,129)    $(35,917,399)
                                                                 ===========     ===========     ============     ============




























                        The accompanying notes are an integral part
                                of these financial statements.

                        CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                   STATEMENTS OF CASH FLOWS

                                                                                      For the years ended December 31,
                                                                                   1996           1995            1994
                                                                                -----------    -----------     -----------
Cash flows from operating activities:
  Net loss                                                                      $(3,915,399)   $(5,847,928)    $(5,601,284)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Share of (income) loss from partnerships                                       (303,378)      (238,823)        121,724
    Payment of purchase money note interest                                        (152,881)      (227,722)       (226,464)
    Amortization of discount on purchase money notes                              3,047,359      3,226,802       2,366,790
    Amortization of deferred costs                                                   55,245         55,245          55,245
    Gain on extinguishment of debt                                               (1,803,902)            --              --

    Changes in assets and liabilities:
      Increase in other assets                                                       (1,806)        (2,545)         (2,406)
      Increase in accrued interest payable                                        2,505,421      2,532,659       2,746,535
      Increase (decrease) in accounts payable                                         9,094         11,935         (23,383)
                                                                                -----------    -----------     -----------
        Net cash used in operating activities                                      (560,247)      (490,377)       (563,243)
                                                                                -----------    -----------     -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                        996,557        870,339         793,007
                                                                                -----------    -----------     -----------
        Net cash provided by investing activities                                   996,557        870,339         793,007
                                                                                -----------    -----------     -----------

Cash flows from financing activities:
  Pay-off of purchase money note                                                 (1,500,000)            --        (485,250)
                                                                                -----------    -----------     -----------
Net (decrease) increase in cash and cash equivalents                             (1,063,690)       379,962        (255,486)

Cash and cash equivalents, beginning of year                                      3,192,539      2,812,577       3,068,063
                                                                                -----------    -----------     -----------

Cash and cash equivalents, end of year                                          $ 2,128,849    $ 3,192,539     $ 2,812,577
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

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1996 and 1995, the Partnership's share of cumulative losses of eleven and nine, of the Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $28,225,703 and $24,699,157, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1996 and 1995, cumulative cash distributions of approximately

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     $2,148,566 and $1,900,649, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships, with the exception of those costs relating to Tanglewood Associates II Limited Partnership (Tanglewood II) and Palatine-Barrington Associates Limited Partnership (Deer Grove), which are no longer being amortized as a result of its classification as an asset held for sale as of December 31, 1996, as discussed below.

     d.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, repurchase agreements and commercial paper with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     e.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partner's capital when incurred.

     f.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these financial statements.

     g.   Use of estimates
          ----------------

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     h.   Asset held for sale
          -------------------

          On February 19, 1997, and March 18, 1997, the local general partners of Tanglewood II and Deer Grove, respectively, sold the respective properties, as discussed in Note 2. Accordingly, the Partnership's investment in these Local Partnerships was classified as an investment in partnerships held for sale on the balance sheets as of December 31, 1996. Assets held for sale are not recorded in excess of their estimated net realizable value.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1996 and 1995, the Partnership had acquired limited partnership interests in twenty-two Local Partnerships, which were organized to develop, construct, own, maintain and operate apartment complexes which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships as of December 31, 1996 and 1995 are as follows:

                                           1996          1995
                                        -----------   -----------
     Purchase money notes due:
        1995                            $        --   $ 4,660,000
        1996                              2,100,000     2,100,000
        1997                              1,900,000     1,900,000
        1998                             14,800,500    12,420,500
        1999                              1,340,178     1,340,178
     Less:  unamortized discount         (5,159,494)   (8,206,853)
                                        -----------   -----------
                                        $14,981,184   $14,213,825
                                        ===========   ===========

          The purchase money notes have stated interest rates ranging from 9% to 12%, certain of which are compounded annually. Unamortized discounts are based upon an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on December 31, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $1,900,000 mature on December 31, 1997, as discussed below. The remaining purchase money notes mature in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1996, 1995 and 1994 was $5,552,780, $5,759,461 and
     $5,113,326, respectively. The accrued interest on the purchase money notes of $30,584,862 and $29,256,224 as of December 31, 1996 and 1995,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

          Purchase money notes relating to Wexford Ridge Associates in the principal amount of $1,900,000 mature on December 31, 1997. The Managing General Partner anticipates negotiating with the purchase money note holders for a five year extension on the purchase money notes. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Wexford Ridge not produce sufficient value to satisfy the purchase money notes related to Wexford Ridge, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

          On February 19, 1997, the Partnership paid off the purchase money note relating to Tanglewood II at a discount, as discussed below.

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

          The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. The Partnership received cash flow distributions of $5,000 and $2,500 from Beech Hill I and II, respectively, during the year ended December 31, 1996. Cash flow distributions of $60,365 and $27,500 were paid directly by Beech Hill I and Beech Hill II, respectively, to the purchase money note holders during the year ended December 31, 1996. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the year ended December 31, 1995. Also under the agreement, documents transferring the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

          The Partnership defaulted on its purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. As of March 10, 1997 principal and accrued interest totalling $2,100,000 and $3,608,885, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. The Managing General Partner is also awaiting the potential future sale of the property under the LIHPRHA program. There is no assurance that a sale will take place under the LIHPRHA program, nor is there any assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

          In 1994, the Partnership purchased the remaining six purchase money notes for Country Place I and II, two at a discount, with an aggregate original principal amount of $495,000, resulting in an aggregate loss from

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     extinguishment of debt of $117,353. The loss from extinguishment of debt is included in share of loss from partnerships in the statements of operations.

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

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------

          The Partnership has a 92.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership.
     The Partnership received cash distributions from the rental operations of the Local Partnerships of $996,557, $870,339 and $793,007 during the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996 and 1995, seventeen of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $2,005,402 and $2,475,456, respectively, which is available for distribution in accordance with their respective agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by HUD regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

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

     c.   Property matters
          ----------------

          The following table reflects the amounts of advances made to the Local Partnerships as of December 31, 1996 and 1995.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                    December 31,
                                                1996           1995
                                             -----------    -----------
     Local Partnership
     -----------------
     Frenchman's Wharf II:
       Principal amount of funds advanced    $   324,410    $   324,410

      Accrued interest on advances               187,372        187,372
                                             -----------    -----------
         Total                               $   511,782    $   511,782
                                             ===========    ===========

          The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf II), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property, which expired December 1990. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf II will make minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf II will make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of March 10, 1997, Frenchman's Wharf II had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership will be able to comply with the terms of the workout arrangement.

          To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both December 31, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both December 31, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms.

          The purchase money notes related to Frenchman's Wharf II in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of March 10, 1997, the noteholders had not given consent to an extension agreement.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1997. The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1995 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the property's recurring operating deficits and the Local Partnership's default on its mortgage. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

          On May 23, 1994, the local general partner of Tanglewood II filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). On July 11, 1996, the local managing general partner's plan of action regarding the sale of Tanglewood II under the LIHPRHA program was approved by HUD. On February 19, 1997, Tanglewood II sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program. The sale of the property generated net cash proceeds to the Partnership of $933,987. The proceeds were net of $1,385,154 used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and will result in a net financial statement gain in 1997 of approximately $3.2 million, of which approximately $1.7 million will result from the retirement of the purchase money note obligation with respect to the property. The federal tax gain is estimated to be approximately $4.9 million. The Managing General Partner of the Partnership and/or its affiliates will not receive fees relating to the sale.

          On January 31, 1996, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. This offer was rejected by the local managing general partner. On September 13, 1996, the local managing general partner of Deer Grove received another offer to sell the property. The local managing general partner accepted the offer and on March 18, 1997, Deer Grove sold the property, a 448-unit apartment complex located in Palatine, Illinois. The sale of the property generated cash proceeds to the Partnership of $3.4 million at closing. The Partnership anticipates receiving additional proceeds upon final release of the property's reserves. The proceeds received at closing were in excess of the Partnership's investment in the Local Partnership and will result in a net financial statement gain in 1997 of approximately $3.4 million. The tax gain is estimated to be approximately $17.8 million.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Posada Associates Limited Partnership (Posada Vallarta Apartments) was operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provided for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. All debt service payments were made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee. The workout agreement related to Posada Vallarta Apartments provided that upon cancellation of the workout agreement, the loan would be recast at an annual interest rate of 7.5%, if certain conditions are satisfied. As of October 1, 1996, the expiration of the workout agreement, the local managing general partner and the new mortgagee were disputing whether or not those conditions had been satisfied. On October 1, 1996, the Local Partnership made a monthly payment, and has continued to make such monthly payments, on the debt in the amount which would be due if the loan is recast at a 7.5% annual interest rate. The new mortgagee made an offer to extend the workout agreement for two years. The local managing general partner made a counter-offer to extend the workout agreement for ten years. On February 6, 1997, the local managing general partner and the new mortgagee reached an agreement in principle to recast the loan at a 7.5% annual interest rate with a ten-year call provision, as stated in the workout agreement. As of March 10, 1997, the parties are negotiating revised loan documents implementing their agreement. There is no assurance that a final agreement will be reached on these documents. Should the mortgagee begin foreclosure proceedings, the Partnership intends to vigorously defend such action.

          The report of the auditors on the financial statements of Posada Vallarta Apartments for the year ended December 31, 1996 indicates that substantial doubt exists about the ability of Posada Vallarta Apartments to continue as a going concern due to the uncertainty about the Local Partnership's continued ownership of the property due to the potential foreclosure of the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Posada Vallarta Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          On May 1, 1996, C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, notified the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that it was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which is an affiliate of the local managing general partner, filed arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. On September 3, 1996, CRHC filed an emergency petition in the arbitration to have a trustee appointed to serve as local managing general partner and managing agent of the Local Partnerships until the arbitration hearings are held. The emergency petition was denied. As of March 10, 1997, the litigation is in discovery, and the parties are negotiating the terms of a settlement. There is no assurance that a settlement of the arbitration will occur. The hearing is scheduled for July 1997.

          Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. The LIHPRHA program, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur, except for Tanglewood II, as discussed above.

          The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


          Property                           Date of Filing
          --------                           --------------
          Rolling Green at Amherst           June 5, 1992 (1)
          Tanglewood II                      May 23, 1994 (2)
          Chevy Chase Park                   July 18, 1994
          Wexford Ridge                      July 27, 1994
          Beech Hill I                       December 21, 1994 (1)
          Beech Hill II                      December 21, 1994 (1)
          Rolling Green at Fall River        March 1, 1995 (1)


     (1) The plan of actions for these properties were not approved by HUD, therefore, these properties are no longer eligible to participate in what remains of the LIHPRHA program.

     (2)  Tanglewood II was sold under the LIHPRHA program on February 19, 1997.

          The LIHPRHA program is discussed above. As discussed above, there is no assurance that a sale or refinancing of the remaining properties will occur due to the federal government's limited funding or appropriations to the LIHPRHA program. Of the properties listed above, only Chevy Chase and Wexford Ridge are ranked on the master funding list, which is subject to future government appropriations.

          Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

          Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by HUD pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

          With the ending of the LIHPRHA program and with the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

     d.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 is included below. Certain amounts have been reclassified to conform to the 1996 presentation.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                          COMBINED BALANCE SHEETS

                                                                                         December 31,
                                                                                    1996           1995
                                                                                ------------   ------------
Rental property, at cost, net of accumulated
  depreciation of $71,778,854 and $66,489,684,
  respectively                                                                  $ 79,183,226   $ 83,048,981

Land                                                                              11,322,282     11,322,193
Other assets                                                                      16,059,121     15,209,498
                                                                                ------------   ------------
    Total assets                                                                $106,564,629   $109,580,672
                                                                                ============   ============

Mortgage notes payable                                                          $ 97,672,239   $ 98,202,350
Other liabilities                                                                 29,414,000     27,564,786
Due to general partners                                                            6,681,390      6,463,830
                                                                                ------------   ------------
    Total liabilities                                                            133,767,629    132,230,966

Partners' deficit                                                                (27,203,000)   (22,650,294)
                                                                                ------------   ------------
    Total liabilities and partners'
      deficit                                                                   $106,564,629   $109,580,672
                                                                                ============   ============

                            COMBINED STATEMENTS OF OPERATIONS

                                                                                      For the years ended December 31,
                                                                                    1996           1995           1994
                                                                                ------------   ------------   ------------
Revenue:
  Rental                                                                        $ 29,638,904   $ 29,343,786   $ 28,130,763
  Interest                                                                           550,964        474,539      1,071,492
  Other                                                                              795,885        778,072        567,967
                                                                                ------------   ------------   ------------
    Total revenue                                                                 30,985,753     30,596,397     29,770,222
                                                                                ------------   ------------   ------------
Expenses:
  Operating                                                                       20,622,338     20,231,119     19,663,285
  Interest                                                                         8,284,244      8,458,907      8,389,307
  Depreciation                                                                     5,468,433      5,435,953      5,346,581
  Amortization                                                                        78,547         78,173         60,689
                                                                                ------------   ------------   ------------
    Total expenses                                                                34,453,562     34,204,152     33,459,862
                                                                                ------------   ------------   ------------
Net loss                                                                        $ (3,467,809)  $ (3,607,755)  $ (3,689,640)
                                                                                ============   ============   ============

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

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to the taxable loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                                      For the years ended December 31,
                                                                                    1996           1995           1994
                                                                                ------------   ------------   ------------
Financial statement net loss                                                    $ (3,467,809)  $ (3,607,755)  $ (3,689,640)

Adjustments:
  Additional tax depreciation using accelerated methods,
  net of depreciation on construction period expenses
  capitalized for financial statement purposes                                    (2,013,453)    (2,301,340)    (2,534,797)

Amortization for tax purposes
  not deducted for financial
  statement purposes                                                                  52,851         33,122         34,805

  Miscellaneous, net                                                               2,121,566      1,061,976        876,666
                                                                                ------------   ------------   ------------
Taxable loss                                                                    $ (3,306,845)  $ (4,813,997)  $ (5,312,966)
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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED-PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid $109,463, $84,613 and $87,104, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses.

     In addition, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the of the Partnership are paid. The amount of the Management Fee shall not exceed .25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

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

     For each of the years ended December 31, 1996, 1995 and 1994, the Partnership paid the Managing General Partner a Management Fee of $249,996.

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

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited
partners.   No such amounts were paid to the Managing General Partner and/or its affiliates during 1996, 1995 and 1994.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, .49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee, as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $432,000, $368,000 and $253,000 for the years ended December 31, 1996, 1995 and
1994, respectively. No distributions were declared or paid during 1996, 1995 or 1994 because any cash available for distribution is currently being retained by the Partnership, as previously discussed.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2e), including losses in excess of related investments amounts. In addition, adjustments arising from the imputation of interest on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2a). These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net loss to the taxable loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS - Continued

                                                                                       For the years ended December 31,
                                                                                     1996            1995           1994
                                                                                 ------------    ------------   ------------
Financial statement net loss                                                     $ (3,915,399)   $ (5,847,928)  $ (5,601,284)

Adjustments:
  Differences between the income tax losses and
   financial statement losses related to the
   Partnership's equity in the Local Partnerships'
   losses (see Note 2e)                                                            (3,248,881)     (4,798,458)    (5,030,386)

Costs amortized over a shorter period for income
  tax purposes                                                                        (59,560)        (59,561)       (59,560)

Effect of imputed interest on purchase money notes
  for financial reporting purposes (see Note 2a)                                    3,035,893       3,031,352      2,366,789
                                                                                 ------------    ------------   ------------
Taxable loss                                                                     $ (4,187,947)   $ (7,674,595)  $ (8,324,441)
                                                                                 ============    ============   ============


6.   CONTINGENCIES

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

6.   CONTINGENCIES - Continued

the CMS contract for cause. (CRI subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of March 10, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

                          FINANCIAL STATEMENT SCHEDULES

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          -----------------------------


Partners
Capital Realty Investors-II
  Limited Partnership

     In connection with our audit of the financial statements of Capital Realty Investors-II Limited Partnership referred to in our report dated March 10, 1997, which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1996, 1995 and 1994. We did not audit the financial statements for certain of the Local Partnerships in 1996, 1995 and 1994, which are accounted for as described in Note 1c. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                            Grant Thornton LLP

Vienna, VA
March 10, 1997

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
               LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-II
                          LIMITED PARTNERSHIP HAS INVESTED

                                December 31, 1996

       COL. A                COL. B                   COL. C                                 COL. D
--------------------        -------      -------------------------------        -------------------------------
                                                     Initial                          Costs Capitalized
                                                  Cost to Local                           Subsequent
                                                   Partnership                          to Acquisition
                                         -------------------------------        -------------------------------
                                                             Building
    Description             Encum-                             and                                    Carrying
Operating Properties        brances         Land           Improvements         Improvements          Costs (B)
--------------------        -------      -----------       ------------         -------------        -----------
Deer Grove Apartments       (A)          $ 1,691,558       $ 15,098,195         $   1,437,162        $        --
 Palatine, IL
 (448 units-family
 apartment complex)

Frenchman's Wharf II        (A)            2,543,310          6,099,825               483,131                 --
 New Orleans, LA
 (324 units-family
 apartment complex)

Mercy Terrace               (A)                   --         12,696,941             1,578,347                 --
 San Francisco, CA
 (158 units-family
 apartment complex)

Posada Vallarta             (A)              936,579                 --            15,416,636          1,113,666
  Phoenix, AZ
  (336 units-family
  apartment complex)

Princeton Community         (A)              572,228         10,469,952             1,465,439                 --
  Village
  Princeton, NJ
  (239 units-family
  apartment complex)

Rolling Green at
  Fall River                (A)              473,263         10,377,418             2,597,283                 --
  Fall River, MA
  (404 units-family
  apartment complex)

Aggregate of remain-
 ing properties which
 are individually less
 than 5% of the total
 of Column E                               4,837,474         61,807,672            10,492,622             95,661
                                         -----------       ------------         -------------        -----------

         Total                           $11,054,412       $116,550,003         $  33,470,620        $ 1,209,327
                                         ===========       ============         =============        ===========

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
               LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-II
                    LIMITED PARTNERSHIP HAS INVESTED - Continued

                                December 31, 1996

       COL. A                              COL. E                            COL. F       COL. G    COL. H           COL. I
--------------------     -------------------------------------------      ------------    -------   -------     ----------------
                                    Gross amount at which                                                         Life upon
                                 carried at close of period                                                       which dep-
                         -------------------------------------------                       Date                  reciation in
                                           Building                        Accumulated      of                   latest income
    Description                              and                          depreciation    Const-      Date       statement is
Operating Properties        Land         Improvements   Total (C) (D)         (D)         ruction   Acquired    computed (years)
--------------------     -----------     ------------   -------------     ------------    -------   --------    ----------------
Deer Grove Apartments    $ 1,692,651     $ 16,534,264   $ 18,226,915      $(7,674,372)      1979      8/83            5-30
 Palatine, IL
 (448 units-family
 apartment complex)

Frenchman's Wharf II       2,543,310        6,582,956      9,126,266       (5,316,854)      1981      6/83            25
 New Orleans, LA
 (324 units-family
 apartment complex)

Mercy Terrace                     --       14,275,288     14,275,288       (6,525,540)      1983      6/83            3-30
 San Francisco, CA
 (158 units-family
 apartment complex)

Posada Vallarta              908,458       16,558,423     17,466,881       (4,704,437)      1984      4/83            5-40
  Phoenix, AZ
  (336 units-family
  apartment complex)

Princeton Community          572,228       11,935,391     12,507,619       (5,811,964)      1971      9/83            3-40
  Village
  Princeton, NJ
  (239 units-family
  apartment complex)

Rolling Green at
  Fall River                 473,396       12,974,568     13,447,964       (6,329,426)      1975      2/84            5-25
  Fall River, MA
  (404 units-family
  apartment complex)

Aggregate of remain-
  ing properties which
  are individually less
  than 5% of the total
  of Column E              5,132,239       72,101,190     77,233,429       (35,416,261)
                         -----------     ------------   ------------      ------------

         Total           $11,322,282     $150,962,080   $162,284,362      $(71,778,854)
                         ===========     ============   ============      ============


                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

           NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
            CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP HAS INVESTED

                                 December 31, 1996


(A)  Secured by mortgage loans.
(B) Consists of capitalized construction period interest and real estate taxes during construction.
(C) The aggregate cost of land for federal income tax purposes is $12,967,031 and the aggregate costs of buildings and improvements for federal income tax purposes is $162,683,582. The total of the above-mentioned items is $175,650,613.
(D)  Reconciliation of real estate
     -----------------------------


                                                                     For the years ended December 31,
                                                                   1996              1995             1994
                                                               ------------      ------------     ------------
Balance at beginning of period                                 $160,860,858      $158,911,927     $157,439,291

Improvements during period                                        1,602,926         2,304,108        2,193,200

Deletions during period                                            (179,422)         (355,177)        (720,564)
                                                               ------------      ------------     ------------
Balance at end of period                                       $162,284,362      $160,860,858     $158,911,927
                                                               ============      ============     ============


     Reconciliation of accumulated depreciation
     ------------------------------------------

                                                                     For the years ended December 31,
                                                                   1996              1995             1994
                                                               ------------      ------------     ------------
Balance at beginning of period                                 $ 66,489,684      $ 61,408,908     $ 56,782,505

Depreciation expense for the period,
  net of deletions                                                5,289,170         5,080,776        4,626,403
                                                               ------------      ------------     ------------
Balance at end of period                                       $ 71,778,854      $ 66,489,684     $ 61,408,908
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