Form 10-Q
period 1997-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1997-07-22
CIK 713571

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1997
                         -------------


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



          Class                            Outstanding at June 30, 1997
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



                                                            PAGE
                                                            ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 and
            December 31, 1996 . . . . . . . . . . . . .        1

          Statements of Operations - for the three
            and six months ended June 30, 1997 and 1996        2

          Statements of Cash Flows - for the six
            months ended June 30, 1997 and 1996 . . . .        3

          Notes to Financial Statements . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        15

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . .        25

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        25

Signature   . . . . . . . . . . . . . . . . . . . . . .        26

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        27

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                    ASSETS


                                                                                                  June 30,       December 31,
                                                                                                   1997             1996
                                                                                               ------------      ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  5,973,010      $  5,962,920
Assets held for sale                                                                                     --           789,258
Cash and cash equivalents                                                                         6,308,934         2,128,849
Acquisition fees, principally paid to related parties, net of accumulated amortization of $408,864 and $393,948,
  respectively                                                                                      486,087           501,003
Property purchase costs, net of accumulated amortization of
  $268,990 and $258,870, respectively                                                               338,258           348,378
Other assets                                                                                         26,960             9,657
                                                                                               ------------      ------------
      Total assets                                                                             $ 13,133,249      $  9,740,065
                                                                                               ============      ============


                          LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on
  purchase money notes of $3,208,051 and $5,159,494, respectively                              $ 15,639,627      $ 14,981,184
Accrued interest payable                                                                         29,628,185        30,584,862
Accounts payable and accrued expenses                                                               113,053            91,418
                                                                                               ------------      ------------
      Total liabilities                                                                          45,380,865        45,657,464
                                                                                               ------------      ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                  2,000             2,000
    Limited Partners                                                                             50,015,000        50,015,000
                                                                                               ------------      ------------
                                                                                                 50,017,000        50,017,000
  Less:
    Accumulated distributions to partners                                                        (1,254,612)       (1,254,612)
    Offering costs                                                                               (5,278,980)       (5,278,980)
    Accumulated losses                                                                          (75,731,024)      (79,400,807)
                                                                                               ------------      ------------
      Total partners' deficit                                                                   (32,247,616)      (35,917,399)
                                                                                               ------------      ------------
      Total liabilities and partners' deficit                                                  $ 13,133,249      $  9,740,065
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                    CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               STATEMENTS OF OPERATIONS

                                      (Unaudited)

                                                                For the three months ended         For the six months ended
                                                                          June 30,                          June 30,
                                                               -----------------------------     -----------------------------
                                                                   1997             1996             1997             1996
                                                               ------------     ------------     ------------     ------------
Share of income from partnerships                              $    245,347     $     85,199     $    326,610     $     44,426
                                                               ------------     ------------     ------------     ------------
Other revenue and expenses:
 Revenue:
    Interest and other income                                        88,529           25,813          122,123           50,396
                                                               ------------     ------------     ------------     ------------
 Expenses:
    Interest                                                      1,391,001        1,349,380        2,772,942        2,703,258
    Management fee                                                   62,499           62,499          124,998          124,998
    General and administrative                                       61,455           36,026          104,314           68,485
    Professional fees                                               265,811           54,797          308,629           75,139
    Amortization                                                     12,518           13,810           25,036           27,622
                                                               ------------     ------------     ------------     ------------
                                                                  1,793,284        1,516,512        3,335,919        2,999,502
                                                               ------------     ------------     ------------     ------------
       Total other revenue and expenses                          (1,704,755)      (1,490,699)      (3,213,796)      (2,949,106)
                                                               ------------     ------------     ------------     ------------
Loss before gain on disposition of investment in partnership     (1,459,408)      (1,405,500)       (2,887,186)     (2,904,680)

Gain on disposition of investment in partnership                     19,216               --        4,903,873               --
                                                               ------------     ------------     ------------     ------------
(Loss) income before extraordinary gain from
  extinguishment of debt                                         (1,440,192)      (1,405,500)       2,016,687       (2,904,680)
Extraordinary gain from extinguishment of debt                           --               --        1,653,096        1,803,902
                                                               ------------     ------------     ------------     ------------
Net (loss) income                                                (1,440,192)      (1,405,500)       3,669,783       (1,100,778)

Accumulated losses, beginning of period                         (74,290,832)     (75,180,686)     (79,400,807)     (75,485,408)
                                                               ------------     ------------     ------------     ------------
Accumulated losses, end of period                              $(75,731,024)    $(76,586,186)    $(75,731,024)    $(76,586,186)
                                                               ============     ============     ============     ============
(Loss) income allocated to General Partners (1.51%)            $    (21,747)    $    (21,223)    $     55,414     $    (16,622)
                                                               ============     ============     ============     ============
(Loss) income allocated to Initial and Special
  Limited Partners (1.49%)                                     $    (21,459)    $    (20,942)    $     54,679     $    (16,402)
                                                               ============     ============     ============     ============
(Loss) income allocated to Additional Limited Partners (97%)   $ (1,396,986)    $ (1,363,335)    $  3,559,690     $ (1,067,754)
                                                               ============     ============     ============     ============
(Loss) income per unit of Additional Limited Partnership
  Interest based on 50,000 units outstanding                   $     (27.94)    $     (27.27)    $      71.19     $     (21.36)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                      CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  STATEMENTS OF CASH FLOWS

                                        (Unaudited)


                                                                                                  For the six months ended
                                                                                                          June 30,
                                                                                                -----------------------------
                                                                                                    1997            1996
                                                                                                ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                             $  3,669,783    $ (1,100,778)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships                                                               (326,610)        (44,426)
    Amortization of deferred costs                                                                    25,036          27,622
    Amortization of discount on purchase money notes                                               1,567,813       1,442,566
    Extraordinary gain on extinguishment of debt                                                  (1,653,096)     (1,803,902)
    Gain on disposition of investment in partnership                                              (4,903,873)             --
    Payment of purchase money note interest                                                          (32,926)        (34,799)

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                            (17,303)          2,632
      Increase in accrued interest payable                                                         1,205,129       1,260,692
      Increase in accounts payable and accrued expenses                                               21,635          25,019
                                                                                                ------------    ------------
         Net cash used in operating activities                                                      (444,412)       (225,374)
                                                                                                ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                         344,520         534,384
  Proceeds from disposition of investment in partnership                                           5,643,131              --
  Advances made to local partnerships                                                                (28,000)             --
                                                                                                ------------    ------------
         Net cash provided by investing activities                                                 5,959,651         534,384
                                                                                                ------------    ------------

Cash flows used in financing activities:
  Pay-off of purchase money note and related interest                                             (1,385,154)     (1,500,000)
                                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                               4,130,085      (1,190,990)

Cash and cash equivalents, beginning of period                                                     2,128,849       3,192,539
                                                                                                ------------    ------------
Cash and cash equivalents, end of period                                                        $  6,258,934    $  2,001,549
                                                                                                ============    ============


                     The accompanying notes are an integral part
                             of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,847,678 (exclusive of unamortized discount on purchase money notes of $3,208,051) plus accrued interest of $29,628,185 as of June 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on December 31, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $1,900,000, $2,380,000 and $3,150,000 mature on December 31, 1997, January 1,
1998, and June 1, 1998, respectively, as discussed below. The remaining purchase money notes mature later in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes was $1,391,001 and $2,772,942 for the three and six months ended June 30, 1997, respectively, and $1,349,380 and $2,703,258 for the three and six months ended June 30, 1996, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended June 30, 1997 by $799,064 and $1,567,813, respectively, and by $721,283 and $1,442,566 during

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the three and six months ended June 30, 1996, respectively. The accrued interest on the purchase money notes of $29,628,185 and $30,584,862 as of June 30, 1997 and December 31, 1996, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of June 30, 1997 and December 31, 1996, the Partnership had advanced funds to Local Partnerships totalling $352,410 and $324,410, respectively.

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

     The Partnership defaulted on its purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. As of July 22, 1997, principal and accrued interest totalling $2,100,000 and $3,714,848, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. The Managing General Partner is also awaiting the potential future sale of the property under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program. There is no assurance that a sale will take place under the LIHPRHA program, nor is there any assurance that an agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the six months ended June 30, 1997 and 1996. Also under the agreement, documents transferring the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

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

     On January 31, 1996, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. This offer was rejected by the local managing general partner. On September 13, 1996, the local managing general partner of Deer Grove received another offer to sell the property. The local managing general partner accepted the offer and on March 18, 1997, Deer Grove sold the property, a 448-unit apartment complex located in Palatine, Illinois. The sale of the property generated cash proceeds to the Partnership of $3.4 million at closing. On June 30, 1997, the Partnership received additional proceeds of $50,000 representing the final release of the property's reserves. The proceeds received during and subsequent to closing were in excess of the Partnership's investment in the Local Partnership and resulted in a net financial statement gain of approximately $3.4 million. The federal tax gain is estimated to be approximately $17.8 million.

     On May 1, 1996, CRHC, Inc. (CRHC), an affiliate of the Managing General Partner, notified the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that he was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which is an

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

affiliate of the local managing general partner, filed arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. On September 3, 1996, CRHC filed an emergency petition in the arbitration to have a trustee appointed to serve as local managing general partner and managing agent of the Local Partnerships until the arbitration hearings are held. The emergency petition was denied. On May 7, 1997, the parties reached a settlement whereby the property management agent was changed and the local managing general partner was removed from the Local Partnership in exchange for $210,000. The settlement was paid by the Partnership and is included as legal fees in the accompanying financial statements.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf II), in conjunction with the Managing General Partner, engaged in extensive negotiations with the U. S. Department of Housing and Urban Development (HUD), holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property, which expired in December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf II makes minimum monthly payments, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf II makes monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of July 17, 1997, Frenchman's Wharf II made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loan in accordance with the terms.

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both June 30, 1997 and December 31, 1996. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both June 30, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf II in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of July 17, 1997, the noteholders had not consented to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1997. The uncertainty about the Local Partnerships' continued ownership of the property does not impact the Partnership's financial condition because the amount of the Partnership's nonrecourse indebtedness related to this property exceeds the carrying value of the investment in and advances to the Local Partnership, as discussed above.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) was operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provided for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. All debt service payments were made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee. The workout agreement related to Posada Vallarta Apartments provided that upon cancellation of the workout agreement, the loan would be recast at an annual interest rate of 7.5%, if certain conditions are satisfied. As of October 1, 1996, the expiration date of the workout agreement, the local managing general partner and the new mortgagee were disputing whether or not those conditions had been satisfied. On October 1, 1996, the Local Partnership made a monthly payment on the debt, and has continued to make such monthly payments, in the amount which would be due if the loan is recast at a 7.5% annual interest rate. The new mortgagee made an offer to extend the workout agreement for two years. The local managing general partner made a counter-offer to extend the workout agreement for ten years. On February 6, 1997, the local managing general partner and the new mortgagee reached an agreement in principle to recast the loan at a 7.5% annual interest rate with a ten-year call provision, as stated in the workout agreement. As of July 17, 1997, the parties are negotiating revised loan documents implementing their agreement. There is no assurance that a final agreement will be reached on these documents. Should the mortgagee begin foreclosure proceedings, the Partnership intends to vigorously defend such action.

     Wexford Ridge, its local general partner, and its management agent were named in eight sexual harassment and discrimination complaints filed with HUD. The complaints were reviewed by the HUD Fair Housing Council and during April 1997, the council determined that no basis had been found to pursue further action and dismissed the complaints.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Managing General Partner and trustees representing the purchase money note holders related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) have reached an agreement in principle to extend the purchase money notes related to these Local Partnerships for ten years. This agreement in principle is subject to the consent of the purchase money note holders. The purchase money notes, which aggregate a principle amount of $4,600,000 and $1,927,500 for Rolling Green at Fall River and Rolling Green at Amherst, respectively, are currently due to mature August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money note holders are jointly exploring various options to refinance the MHFA and HUD Section 236 interest rate subsidized mortgage loans related to these Local Partnerships. There is no assurance that the purchase money note holders will agree to a ten year extension on the purchase money notes, or that a refinancing of these mortgage loans will be obtained.

     The local managing general partner of Blackburn Limited Partnership (Country Place I) and Second Blackburn Limited Partnership (Country Place II) and the Managing General Partner have submitted an application to refinance the first mortgages of the Local Partnerships. On April 7, 1997, the Partnership advanced funds totalling $14,000 and $14,000 to Country Place I and Country Place II, respectively, to fund costs associated with the refinancing application. On July 18, 1997, the Partnership and the lender signed a loan commitment and the Partnership paid a $74,250 and $45,000 loan commitment fee for Country Place I and Country Place II, respectively. The Managing General Partner anticipates that closing on the refinancing of the mortgages will occur on August 1, 1997. There is, however, no assurance that a refinancing of the mortgages on these Local Partnerships will be obtained.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, a one year extension of Section 8 HAP contracts expiring during the government's fiscal year 1998 is possible however, such an extension as well as continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1998 is uncertain. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                              Units Authorized for
                          Number of          Rental Assistance Under       Expiration of Section 8
Property                 Rental Units             Section 8                HAP Contract
--------                 ------------        -----------------------       -----------------------
Beech Hill I                 200                   39                           08/31/98 (1)
Beech Hill II                120                   24                           08/31/98 (1)
Chevy Chase                  232                  228                           09/23/98
Four Winds West               62                   62                           10/17/97
Frenchman's Wharf II         324                   31                           11/30/97
Princeton                    239                   26                           01/01/98
Wexford Ridge                246                  242                           09/30/98


(1) As discussed previously, the Partnership's interests in these Local Partnerships are held in escrow and will be automatically transferred to the purchase money note holders on January 1, 1998 if the related purchase money notes are not paid off in full at such time.

     With the potential elimination of the HAP contracts, there is no assurance that these rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service.

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

     The following are combined statements of operations for the twenty and twenty-two Local Partnerships in which the Partnership had invested as of June 30, 1997 and June 30, 1996, respectively. The 1997 statements of operations contain information on Tanglewood II and Deer Grove through the respective dates of sale. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the three months ended          For the six months ended
                                                                       June 30,                           June 30,
                                                            -----------------------------      -----------------------------
                                                                1997             1996              1997             1996
                                                            ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                                            $  6,253,627     $  7,303,990      $ 13,594,722     $ 14,618,691
  Other                                                          313,280          301,324           647,542          604,606
                                                            ------------     ------------      ------------     ------------
                                                               6,566,907        7,605,314        14,242,264       15,223,297
                                                            ------------     ------------      ------------     ------------
Expenses:
  Operating                                                    4,169,260        4,813,084         9,267,902       10,002,211
  Interest                                                     1,626,408        2,114,726         3,693,568        4,229,458
  Depreciation and amortization                                1,206,743        1,378,535         2,579,264        2,757,070
                                                            ------------     ------------      ------------     ------------
                                                               7,002,411        8,306,345        15,540,734       16,988,739
                                                            ------------     ------------      ------------     ------------
Net loss                                                    $   (435,504)    $   (701,031)     $ (1,298,470)    $(1,765,442)
                                                            ============     ============      ============     ============


     As of June 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for eleven of the twenty and twenty-two Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $29,820,036 and $28,225,703, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $43,284 and $72,353 for the three and six months ended June 30, 1997, respectively $30,025 and $55,523 for the three and six months ended June 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 and $124,998 for the three and six months respectively ended June 30, 1997 and 1996.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of July 17, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,258,934 (or approximately $121.42 per Additional Limited Partner unit) and $2,128,849 (or approximately $41.29 per Additional Limited Partner unit) as of June 30, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of July 17, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,847,678 (exclusive of unamortized discount on purchase money notes of $3,208,051) plus accrued interest of $29,628,185 as of June 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on December 31, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $1,900,000, $2,380,000 and $3,150,000 mature on December 31, 1997, January 1,
1998 and June 1, 1998, respectively, as discussed below. The remaining purchase money notes mature later in 1998 and 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

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

     The Partnership defaulted on its purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. As of July 22, 1997, principal and accrued interest totalling $2,100,000 and $3,715,645, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. The Managing General Partner is also awaiting the potential future sale of the property under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program. There is no assurance that a sale will take place under the LIHPRHA program, nor is there any assurance that an agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership defaulted on its purchase money notes relating to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership will pay the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the six months ended June 30, 1997 and 1996. Also under the agreement, documents transferring the Partnership's interests in the related Local Partnerships to the noteholders have been placed in escrow and would be released to the noteholders upon a future default by the Partnership on the respective purchase money notes.

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

     On January 31, 1996, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. This offer was rejected by the local managing general partner. On September 13, 1996, the local managing general partner of Deer Grove received another offer to sell the property. The local managing general partner accepted the offer and on March 18, 1997, Deer Grove sold the property, a 448-unit apartment complex located in Palatine, Illinois. The sale of the property generated cash proceeds to the Partnership of $3.4 million at closing. On June 30, 1997, the Partnership received additional proceeds of $50,000 representing the final release of the property's reserves. The proceeds received during and subsequent to closing were in excess of the Partnership's investment in the Local Partnership and resulted in a net financial statement gain of approximately $3.4 million. The federal tax gain is estimated to be approximately $17.8 million.

     On May 1, 1996, CRHC, Inc. (CRHC), an affiliate of the Managing General Partner, notified the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that he was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which is an affiliate of the local managing general partner, filed arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. On September 3, 1996, CRHC filed an emergency petition in the arbitration to have a trustee appointed to serve as local managing general partner and managing agent of the Local Partnerships until the arbitration hearings are held. The emergency petition was denied. On May 7, 1997, the parties reached a settlement whereby the property management agent was changed and the local managing general partner was removed from the Local Partnership in exchange for $210,000. The settlement was paid by the Partnership and is included as legal fees in the accompanying financial statements.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1997, the receipt of distributions from Local Partnerships and distributions from the sales of Tanglewood II and Deer Grove were adequate to support operating cash requirements and the pay-off of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Tanglewood II purchase money notes. Cash and cash equivalents increased during the three months ended June 30, 1997 as a result of the receipt of net proceeds from the sales of Tanglewood II and Deer Grove, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1997 increased from the comparable period during 1996 primarily due to increased professional fees due to legal fees incurred in connection with the Arrowhead and Moorings litigation, as discussed below. Contributing to the increase in the Partnership's net loss was an increase in interest expense due to the amortization of imputed interest and an increase in general and administrative expenses primarily due to increased payroll costs. Partially offsetting the increase in the Partnership's net loss was an increase in share of income from partnerships primarily due to decreased operating costs at two properties during 1997 and an increase in interest income due to higher cash and cash equivalent balances during 1997.

     The Partnership's net income for the six months ended June 30, 1997 increased from the comparable period in 1996 primarily due to the gain on disposition of investments related to the sales of Tanglewood II and Deer Grove. Also contributing to the increase in the Partnership's net income was an increase in share of income from partnerships primarily due to decreased maintenance costs at one property and losses at one property which were unallowable in 1997 due to the reduction of the Partnership's basis in the Local Partnership during 1996. Also contributing to the increase in the Partnership's net income was an increase in interest income as discussed above. Partially offsetting the increase in the Partnership's net income was a decrease in extraordinary gain from extinguishment of debt due to a higher discounted pay-off of the Rock Glen purchase money note versus the pay-off for the Tanglewood II purchase money notes. Also partially offsetting the increase in the Partnership's net income was an increase in professional fees, an increase in interest expense and an increase in general and administrative expenses, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1997 did not include losses of $668,950 and $1,594,333, respectively, compared to excluded losses of $889,855 and $1,772,571 for the three and six months ended June 30, 1996, respectively.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf II), in conjunction with the Managing General Partner, engaged in extensive negotiations with the U. S. Department of Housing and Urban Development (HUD), holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property, which expired in December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf II makes minimum monthly payments, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf II makes monthly interest payments representing approximately 50%, 65%, 85% and 100% of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of July 17, 1997, Frenchman's Wharf II made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loan in accordance with the terms.

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totalling $324,410 as of both June 30, 1997 and December 31, 1996. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both June 30, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loan in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf II in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of July 17, 1997, the noteholders had not consented to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Frenchman's Wharf II not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1997. The uncertainty about the Local Partnerships' continued ownership of the property does not impact the Partnership's financial condition because the amount of the Partnership's nonrecourse indebtedness related to this property exceeds the carrying value of the investment in and advances to the Local Partnership, as discussed above.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) was operating under an extension of a three-year workout agreement with HUD, the holder of the mortgage. The workout provided for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

delinquent interest. All debt service payments were made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee. The workout agreement related to Posada Vallarta Apartments provided that upon cancellation of the workout agreement, the loan would be recast at an annual interest rate of 7.5%, if certain conditions are satisfied. As of October 1, 1996, the expiration date of the workout agreement, the local managing general partner and the new mortgagee were disputing whether or not those conditions had been satisfied. On October 1, 1996, the Local Partnership made a monthly payment on the debt, and has continued to make such monthly payments, in the amount which would be due if the loan is recast at a 7.5% annual interest rate. The new mortgagee made an offer to extend the workout agreement for two years. The local managing general partner made a counter-offer to extend the workout agreement for ten years. On February 6, 1997, the local managing general partner and the new mortgagee reached an agreement in principle to recast the loan at a 7.5% annual interest rate with a ten-year call provision, as stated in the workout agreement. As of July 17, 1997, the parties are negotiating revised loan documents implementing their agreement. There is no assurance that a final agreement will be reached on these documents. Should the mortgagee begin foreclosure proceedings, the Partnership intends to vigorously defend such action.

     Wexford Ridge, its local general partner, and its management agent were named in eight sexual harassment and discrimination complaints filed with HUD. The complaints were reviewed by the HUD Fair Housing Council and during April 1997, the council determined that no basis had been found to pursue further action and dismissed the complaints.

     The Managing General Partner and trustees representing the purchase money note holders related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) have reached an agreement in principle to extend the purchase money notes related to these Local Partnerships for ten years. This agreement in principle is subject to the consent of the purchase money note holders. The purchase money notes, which aggregate a principle amount of $4,600,000 and $1,927,500 for Rolling Green at Fall River and Rolling Green at Amherst, respectively, are currently due to mature August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money note holders are jointly exploring various options to refinance the MHFA and HUD Section 236 interest rate subsidized mortgage loans related to the Local Partnerships. There is no assurance that the purchase money note holders will agree to a ten year extension on the purchase money notes, or that a refinancing of these mortgage loans will be obtained.

     The local managing general partner of Blackburn Limited Partnership (Country Place I) and Second Blackburn Limited Partnership (Country Place II) and the Managing General Partner have submitted an application to refinance the first mortgages of the Local Partnerships. On April 7, 1997, the Partnership advanced funds totalling $14,000 and $14,000 to Country Place I and Country Place II, respectively, to fund costs associated with the refinancing application. On July 18, 1997, the Partnership and the lender signed a loan

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

commitment and the Partnership paid a $74,250 and $45,000 loan commitment fee for Country Place I and Country Place II, respectively. The Managing General Partner anticipates that closing on the refinancing of the mortgages will occur on August 1, 1997. There is, however, no assurance that a refinancing of the mortgages on these Local Partnerships will be obtained.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, a one year extension of Section 8 HAP contracts expiring during the government's fiscal year 1998 is possible however, such an extension as well as continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1998 is uncertain. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                              Units Authorized for
                          Number of          Rental Assistance Under            Expiration of Section 8
Property                 Rental Units             Section 8                      HAP Contract
--------                 ------------        -----------------------            -----------------------
Beech Hill I                 200                        39                           08/31/98 (1)
Beech Hill II                120                        24                           08/31/98 (1)
Chevy Chase                  232                       228                           09/23/98
Four Winds West               62                        62                           10/17/97
Frenchman's Wharf II         324                        31                           11/30/97
Princeton                    239                        26                           01/01/98
Wexford Ridge                246                       242                           09/30/98


(1) As discussed previously, the Partnership's interests in these Local Partnerships are held in escrow and will be automatically transferred to the purchase money note holders on January 1, 1998 if the related purchase money notes are not paid off in full at such time.

     With the potential elimination of the HAP contracts, there is no assurance that these rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of July 17, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. As of July 22, 1997, principal and accrued interest totalling $2,100,000 and $3,715,645, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. The Managing General Partner is also awaiting the potential future sale of the property under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program. There is no assurance that a sale will take place under the LIHPRHA program, nor is there any assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interests in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1997.

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

                              CAPITAL REALTY INVESTORS-II
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner



July 22, 1997                 By:  /s/ Susan R. Campbell
---------------------              ------------------------------------
Date                               Susan R. Campbell
                                   Executive Vice President and Chief
                                     Operating Officer


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