Form 10-Q
period 1997-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1997-10-30
CIK 713571

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1997
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
Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                         Outstanding at September 30, 1997
----------------------------------      ---------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                            PAGE
                                                            ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 and
            December 31, 1996 . . . . . . . . . . . . .        1

          Statements of Operations - for the three
            and nine months ended September 30, 1997
            and 1996  . . . . . . . . . . . . . . . . .        2

          Statements of Cash Flows - for the nine
            months ended September 30, 1997 and 1996  .        3

          Notes to Financial Statements . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        16

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . .        27

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        28

Signature   . . . . . . . . . . . . . . . . . . . . . .        29

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        30

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                     CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                    BALANCE SHEETS

                                       ASSETS


                                                                                                September 30,    December 31,
                                                                                                    1997            1996
                                                                                                -------------    ------------
                                                                                                 (Unaudited)
Investments in and advances to partnerships                                                     $  5,250,856     $  5,962,920
Assets held for sale                                                                                      --          789,258
Cash and cash equivalents                                                                          9,373,816        2,128,849
Acquisition fees, principally paid to related parties, net of accumulated amortization of $416,322 and $393,948,
  respectively                                                                                       478,629          501,003
Property purchase costs, net of accumulated amortization of
  $274,050 and $258,870, respectively                                                                333,198          348,378
Other assets                                                                                          33,473            9,657
                                                                                                ------------     ------------
      Total assets                                                                              $ 15,469,972     $  9,740,065
                                                                                                ============     ============

                            LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on
  purchase money notes of $2,444,103 and $5,159,494, respectively                               $ 16,403,575     $ 14,981,184
Accrued interest payable                                                                          30,080,644       30,584,862
Distributions payable                                                                                999,100               --
Accounts payable and accrued expenses                                                                 93,540           91,418
                                                                                                ------------     ------------
      Total liabilities                                                                           47,576,859       45,657,464
                                                                                                ------------     ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              50,015,000       50,015,000
                                                                                                ------------     ------------
                                                                                                  50,017,000       50,017,000
  Less:
    Accumulated distributions to partners                                                         (2,253,712)      (1,254,612)
    Offering costs                                                                                (5,278,980)      (5,278,980)
    Accumulated losses                                                                           (74,591,195)     (79,400,807)
                                                                                                ------------     ------------
      Total partners' deficit                                                                    (32,106,887)     (35,917,399)
                                                                                                ------------     ------------
      Total liabilities and partners' deficit                                                   $ 15,469,972     $  9,740,065
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS

                                         (Unaudited)

                                                             For the three months ended          For the nine months ended
                                                                    September 30,                       September 30,
                                                            -----------------------------      -----------------------------
                                                                1997             1996              1997             1996
                                                            ------------     ------------      ------------     ------------
Share of income (loss) from partnerships                    $  2,549,254     $   (257,022)     $  2,875,864     $   (212,596)
                                                            ------------     ------------      ------------     ------------
Other revenue and expenses:
 Revenue:
    Interest and other income                                    102,310           27,086           224,433           77,482
                                                            ------------     ------------      ------------     ------------
 Expenses:
    Interest                                                   1,355,885        1,349,380         4,128,827        4,052,638
    Management fee                                                62,499           62,499           187,497          187,497
    General and administrative                                    55,309           40,399           159,623          108,884
    Professional fees                                             25,524           21,489           334,153           96,628
    Amortization                                                  12,518           13,811            37,554           41,433
                                                            ------------     ------------      ------------     ------------
                                                               1,511,735        1,487,578         4,847,654        4,487,080
                                                            ------------     ------------      ------------     ------------
       Total other revenue and expenses                       (1,409,425)      (1,460,492)       (4,623,221)      (4,409,598)
                                                            ------------     ------------      ------------     ------------
Income (loss) before gain on disposition of
  investment in partnership                                    1,139,829       (1,717,514)       (1,747,357)      (4,622,194)
Gain on disposition of investment in partnership                      --               --         4,903,873               --
                                                            ------------     ------------      ------------     ------------
Income (loss) before extraordinary gain from
  extinguishment of debt                                       1,139,829       (1,717,514)        3,156,516       (4,622,194)
Extraordinary gain from extinguishment of debt                        --               --         1,653,096        1,803,902
                                                            ------------     ------------      ------------     ------------
Net income (loss)                                              1,139,829       (1,717,514)        4,809,612       (2,818,292)
Accumulated losses, beginning of period                      (75,731,024)     (76,586,186)      (79,400,807)     (75,485,408)
                                                            ------------     ------------      ------------     ------------
Accumulated losses, end of period                           $(74,591,195)    $(78,303,700)     $(74,591,195)    $(78,303,700)
                                                            ============     ============      ============     ============
Income (loss) allocated to General Partners (1.51%)         $     17,211     $    (25,934)     $     72,625     $    (42,556)
                                                            ============     ============      ============     ============
Income (loss) allocated to Initial and Special
  Limited Partners (1.49%)                                  $     16,984     $    (25,591)     $     71,663     $    (41,993)
                                                            ============     ============      ============     ============
Income (loss) allocated to Additional Limited
  Partners (97%)                                            $  1,105,634     $ (1,665,989)     $  4,665,324     $ (2,733,743)
                                                            ============     ============      ============     ============
Income (loss) per unit of Additional Limited
  Partnership Interest based on 50,000 units outstanding    $      22.11     $     (33.31)     $      93.31     $     (54.67)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS

                                       (Unaudited)


                                                                                                 For the nine months ended
                                                                                                       September 30,
                                                                                               -----------------------------
                                                                                                   1997             1996
                                                                                               ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                                            $  4,809,612     $ (2,818,292)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of (income) loss from partnerships                                                     (2,875,864)         212,596
    Amortization of deferred costs                                                                   37,554           41,433
    Amortization of discount on purchase money notes                                              2,331,761        2,163,849
    Extraordinary gain on extinguishment of debt                                                 (1,653,096)      (1,803,902)
    Gain on disposition of investment in partnership                                             (4,903,873)              --
    Payment of purchase money note interest                                                        (172,404)         (65,016)

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                           (23,816)           2,989
      Increase in accrued interest payable                                                        1,797,066        1,888,789
      Increase in accounts payable and accrued expenses                                               2,122           28,918
                                                                                               ------------     ------------
         Net cash used in operating activities                                                     (650,938)        (348,636)
                                                                                               ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                      3,587,928          816,879
  Proceeds from disposition of investment in partnership                                          5,693,131               --
  Advances made to local partnerships                                                              (147,250)              --
  Repayment of advances to local partnerships                                                       147,250               --
                                                                                               ------------     ------------
         Net cash provided by investing activities                                                9,281,059          816,879
                                                                                               ------------     ------------

Cash flows used in financing activities:
  Pay-off of purchase money note and related interest                                            (1,385,154)      (1,500,000)
                                                                                               ------------     ------------

Net increase (decrease) in cash and cash equivalents                                              7,244,967       (1,031,757)

Cash and cash equivalents, beginning of period                                                    2,128,849        3,192,539
                                                                                               ------------     ------------
Cash and cash equivalents, end of period                                                       $  9,373,816     $  2,160,782
                                                                                               ============     ============


                          The accompanying notes are an integral part
                                 of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the dis-closures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,847,678 (exclusive of unamortized discount on purchase money notes of $2,444,103) plus accrued interest of $30,080,644 as of September 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on December 31, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $1,900,000 mature on December 31, 1997, as discussed below. Purchase money notes in an aggregate principal amount of $2,380,000, $3,150,000, $6,527,500 and $1,450,000 mature on January 1, 1998, June 1, 1998, August 31, 1998 and
September 1, 1998, respectively, as discussed below. The remaining purchase money notes mature in 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes was $1,355,885 and $4,128,827 for the three and nine months ended September 30, 1997, respectively, and $1,349,380 and $4,052,638 for the three and nine months ended September 30, 1996, respectively. Amortization of the imputed interest on

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

purchase money notes increased interest expense during the three and nine months ended September 30, 1997 by $763,948 and $2,331,761, respectively, and by $721,283 and $2,163,849 during the three and nine months ended September 30, 1996, respectively. The accrued interest on the purchase money notes of $30,080,644 and $30,584,862 as of September 30, 1997 and December 31, 1996,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of September 30, 1997 and December 31, 1996, the Partnership had advanced funds to Local Partnerships totaling $324,410.

     The Partnership defaulted on its purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. As of October 30, 1997, principal and accrued interest totaling $2,100,000 and $3,769,519, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. On July 29, 1997, the Partnership paid $25,000 which was applied to the outstanding interest to one of the purchase money noteholders while extension negotiations continue. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to the Local Partnership. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of October 30, 1997. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the noteholders or that a refinancing of the mortgage will occur. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interest in Chevy Chase does not impact the Partnership's financial condition, as discussed below.

     Purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) in the principal amount of $1,900,000 mature on December 31, 1997. The Managing General Partner anticipates negotiating with the purchase money noteholders for a five year extension on the purchase money notes. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed below.

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

of $5,000 and $2,500, respectively. During the nine months ended September 30,1997, Beech Hill I paid $5,000 and $47,760 to the Partnership and the purchase money noteholders, respectively, from its annual cash flow distribution. There were no annual cash flow distributions made to the Partnership or the purchase money noteholders from Beech Hill II during the nine months ended September 30, 1997, nor were there any cash flow distributions made to the Partnership or the purchase money noteholders from Beech Hill I or Beech Hill II for the nine months ended September 30, 1996.

     Under the extension agreement, documents transferring the Partnership's interests in the Beech Hill I and Beech Hill II to the noteholders were placed in escrow and will be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. There is no assurance that the Partnership will be able to pay-off its obligation related to these purchase money notes at maturity. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition, as discussed below.

     The Managing General Partner and trustees representing the purchase money noteholders related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) have reached an agreement in principle to extend the purchase money notes related to these Local Partnerships, subject to obtaining a satisfactory refinancing of the mortgage loans related to the respective Local Partnerships. The purchase money notes, which aggregate a principal amount of $4,600,000 and $1,927,500 for Rolling Green at Fall River and Rolling Green at Amherst, respectively, are currently due to mature August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loans related to these Local Partnerships.
The parties have signed a term sheet to restructure the deal, and as of October 24, 1997, the parties are working toward a finalized agreement. There is no assurance that a finalized agreement will be reached. Further, even if a finalized agreement is reached, there is no assurance that a satisfactory refinancing will occur. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition, as discussed below.

     Purchase money notes relating to Westgate Tower Limited Dividend Housing Associates (Westgate) in the principal amount of $1,450,000 mature on September 1, 1998. The Managing General Partner anticipates negotiating with the purchase money noteholders for an extension on the purchase money notes. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed below.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to Lake Properties Limited Partnership (Frenchman's Wharf II) in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 were extended to mature on June 1, 1998. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, as discussed below, the Partnership is currently negotiating with the purchase money noteholders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. As of October 24, 1997, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition, as discussed below.

     The uncertainty about the continued ownership of the Partnership's interest in Chevy Chase, Wexford Ridge, Beech Hill I, Beech Hill II, Rolling Green at Fall River, Rolling Green at Amherst, Westgate and Frenchman's Wharf II does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships. Of the twenty and twenty-two Local Partnerships in which the Partnership had invested as of September 30,1997 and December 31, 1996, respectively, these eight Local Partnerships represented approximately 99% and 93% of the total investments in and advances to partnerships as of September 30, 1997 and December 31, 1996, respectively. However, for the nine months ended September 30, 1997 and 1996, distributions from these Local Partnerships represented approximately 6% and 10%, respectively, of total distributions from Local Partnerships. The Partnership's share of loss from these Local Partnerships was approximately $140,000 and $395,000 for the periods ended September 30, 1997 and 1996, respectively.

     On May 5, 1997, the local managing general partner of Blackburn Limited Partnership (Country Place I) and Second Blackburn Limited Partnership (Country Place II) and the Managing General Partner submitted an application to refinance the first mortgage loans of the Local Partnerships. On April 7, 1997, the Partnership advanced funds totaling $14,000 and $14,000 to Country Place I and Country Place II, respectively, to fund costs associated with the refinancing application. On July 18, 1997, the Partnership and the lender signed a loan commitment and the Partnership paid a $74,250 and $45,000 loan commitment fee for Country Place I and Country Place II, respectively. On August 1, 1997, the local managing general partner closed on the refinancing loans. In connection with the refinancings, on August 4, 1997, the Partnership received $1,889,909 and $609,428 related to Country Place I and Country Place II, respectively. Additionally, on August 14, 1997, the Partnership received $471,106 and $159,211 which related to the release of funds held in escrow for Country Place I and Country Place II, respectively. The refinancing proceeds received by the Partnership during and subsequent to closing exceeded the Partnership's

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

investment in the respective Local Partnerships by approximately $2.7 million, and are included in share of income from partnerships in the consolidated statements of operations.

     On May 23, 1994, the local general partner of Tanglewood Apartments Associates II Limited Partnership (Tanglewood II) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Tanglewood II under the LIHPRHA program was approved by HUD. On February 19, 1997, Tanglewood II sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program. The sale of the property generated net cash proceeds to the Partnership of $933,987. The proceeds were net of approximately $1.4 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain of approximately $3.2 million, of which approximately $1.7 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain is estimated to be approximately $5 million.

     On January 31, 1996, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. This offer was rejected by the local managing general partner. On September 13, 1996, the local managing general partner of Deer Grove received another offer to sell the property. The local managing general partner accepted the offer and on March 18, 1997, Deer Grove sold the property, a 448-unit apartment complex located in Palatine, Illinois. The sale of the property generated cash proceeds to the Partnership of $3.4 million at closing. On June 30, 1997, the Partnership received additional proceeds of $50,000 representing the final release of the property's reserves. The proceeds received during and subsequent to closing were in excess of the Partnership's investment in the Local Partnership and resulted in a net financial statement gain of approximately $3.4 million. The federal tax gain is estimated to be approximately $18 million.

     The Managing General Partner plans to distribute approximately $1 million (or approximately $20 per Additional Limited Partner Unit) to the Additional Limited Partners from the proceeds of the sales of Deer Grove and Tanglewood II by November 30, 1997 for holders of record as of September 30, 1997. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

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

     The local general partner of Frenchman's Wharf II, in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property, which expired in December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf II makes minimum monthly payments, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf II makes monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of October 24, 1997, Frenchman's Wharf II made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loan in accordance with the terms.

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both September 30, 1997 and December 31, 1996. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both September 30, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms.

     The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1997. The uncertainty about the Local Partnership's continued ownership of

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the property does not impact the Partnership's financial condition because the amount of the Partnership's nonrecourse indebtedness related to this property exceeds the carrying value of the investment in and advances to the Local Partnership, as discussed above.

     Posada Associates Limited Partnership (Posada Vallarta Apartments) was operating under an extension of a three-year workout agreement with HUD, the then holder of the mortgage. The workout provided for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. All debt service payments were made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee. The workout agreement related to Posada Vallarta Apartments provided that upon cancellation of the workout agreement, the loan would be recast at an annual interest rate of 7.5%, if certain conditions were satisfied. As of October 1, 1996, the expiration date of the workout agreement, the local managing general partner and the new mortgagee were disputing whether or not those conditions had been satisfied. On October 1, 1996, the Local Partnership made a monthly payment on the debt, and has continued to make such monthly payments, in the amount which would be due if the loan is recast at a 7.5% annual interest rate. The new mortgagee made an offer to extend the workout agreement for two years. The local managing general partner made a counter-offer to extend the workout agreement for ten years. On February 6, 1997, the local managing general partner and the new mortgagee reached an agreement in principle to recast the loan at a 7.5% annual interest rate with a ten-year call provision, as stated in the workout agreement. As of October 24, 1997, the parties are negotiating revised loan documents implementing their agreement. There is no assurance that a final agreement will be reached on these documents. Should the mortgagee begin foreclosure proceedings, the Local Partnership intends to vigorously defend against such action.

     Wexford Ridge, its local general partner and its management agent were named in eight sexual harassment and discrimination complaints filed with HUD. The complaints were reviewed by the HUD Fair Housing Council and during April 1997, the council determined that no basis had been found to pursue further action and dismissed the complaints.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. In October 1997, the HUD appropriations bill does not include any funding for the LIHPRHA program. Therefore, this program is effectively terminated.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable neighborhoods. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, in 1995 HUD released its Reinvention Blueprint, and in 1996 a revision to its Reinvention Blueprint, which contained proposals that have come to be known as "Mark-to-Market". Under the initiative, HUD would eliminate the
Section 8 project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the Section 8 HAP subsidies, most rental properties will not be able to maintain sufficient income to pay debt service. Therefore, the Mark-to-Market initiative will allow for a part of the existing first mortgage to become a "soft" second mortgage which will accrue interest at a low 1% interest rate. The splitting of the existing first mortgage into a new first and second mortgage may generate ordinary taxable income. Unfortunately, there is no corresponding tax relief legislation at this time.

     In October 1997, both the House and the Senate passed the FY 1998 HUD spending bill which includes Mark-to-Market legislation and President Clinton is expected to sign the appropriations bill. Between now and October 1, 1998 all expiring Section 8 contracts with rents less than 120% of fair market rents (FMR's) will be renewed for one-year. Properties with rents in excess of 120% of FMR's will be subject to the terms of the current Mark-to-Market demonstration program. Effective October 1, 1998, all properties with expiring
Section 8 contracts will be subject to Mark-to-Market. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

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


(1) As discussed previously, the Partnership's interests in these Local Partnerships are held in escrow and will be automatically transferred to the purchase money noteholders on January 1, 1998 if the related purchase money notes are not paid off in full at such time.

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

     The following are combined statements of operations for the twenty and twenty-two Local Partnerships in which the Partnership had invested as of September 30, 1997 and September 30, 1996, respectively. The 1997 statements of operations contain information on Tanglewood II and Deer Grove through the respective dates of sale. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                         COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended         For the nine months ended
                                                                       September 30,                      September 30,
                                                               -----------------------------     -----------------------------
                                                                   1997             1996             1997             1996
                                                               ------------     ------------     ------------     ------------
Revenue:
  Rental revenue                                               $  5,950,900     $  6,966,409     $ 19,545,622     $ 21,585,100
  Other                                                             306,968          334,324          954,510          938,930
                                                               ------------     ------------     ------------     ------------
                                                                  6,257,868        7,300,733       20,500,132       22,524,030
                                                               ------------     ------------     ------------     ------------
Expenses:
  Operating                                                       4,309,183        5,015,785       13,577,085       15,017,996
  Interest                                                        1,626,397        2,114,726        5,319,965        6,344,184
  Depreciation and amortization                                   1,206,744        1,378,526        3,786,008        4,135,596
                                                               ------------     ------------     ------------     ------------
                                                                  7,142,324        8,509,037       22,683,058       25,497,776
                                                               ------------     ------------     ------------     ------------
Net loss                                                       $   (884,456)    $ (1,208,304)    $ (2,182,926)    $(2,973,746)
                                                               ============     ============     ============     ============

     As of September 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for eleven of the twenty and twenty-two Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $30,488,993 and $28,225,703, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $42,841 and $115,194 for the three and nine months ended September 30, 1997, respectively and $24,052 and $79,575 for the three and nine months ended September 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 and $187,497 for the three and nine months, respectively, ended September 30, 1997 and 1996.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $9,373,816 (or approximately $181.85 per Additional Limited Partner unit) and $2,128,849 (or approximately $41.29 per Additional Limited Partner unit) as of September 30, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs, including a distribution to the Additional Limited Partners by November 30, 1997, as discussed below. As of October 24, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,847,678 (exclusive of unamortized discount on purchase money notes of $2,444,103) plus accrued interest of $30,080,644 as of September 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $2,100,000 matured on December 31, 1996, as discussed below. Purchase money notes in an aggregate principal amount of $1,900,000, mature on December 31, 1997, as discussed below. Purchase money notes in an aggregate principal amount of $2,380,000, $3,150,000, $6,527,500 and $1,450,000 mature on January 1, 1998, June 1, 1998, August 31, 1998 and
September 1, 1998, respectively, as discussed below. The remaining purchase money notes mature in 1999. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership defaulted on its purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. As of October 30, 1997, principal and accrued interest totaling $2,100,000 and $3,769,519, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. On July 29, 1997, the Partnership paid $25,000 which was applied to the outstanding interest to one of the purchase money noteholders while extension negotiations continue. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to the Local Partnership. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of October 30, 1997. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the noteholders or that a refinancing of the mortgage will occur. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interest in Chevy Chase does not impact the Partnership's financial condition, as discussed below.

     Purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) in the principal amount of $1,900,000 mature on December 31, 1997. The Managing General Partner anticipates negotiating with the purchase money noteholders for a five year extension on the purchase money notes. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed below.

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. During the nine months ended September 30,1997, Beech Hill I paid $5,000 and $47,760 to the Partnership and the purchase money noteholders, respectively, from its annual cash flow distribution. There were no annual cash flow distributions made to the Partnership or the purchase money noteholders from Beech Hill II during the nine months ended

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

September 30, 1997, nor were there any cash flow distributions made to the Partnership or the purchase money noteholders from Beech Hill I or Beech Hill II for the nine months ended September 30, 1996.

     Under the extension agreement, documents transferring the Partnership's interests in the Beech Hill I and Beech Hill II to the noteholders were placed in escrow and will be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. There is no assurance that the Partnership will be able to pay-off its obligation related to these purchase money notes at maturity. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition, as discussed below.

     The Managing General Partner and trustees representing the purchase money noteholders related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) have reached an agreement in principle to extend the purchase money notes related to these Local Partnerships, subject to obtaining a satisfactory refinancing of the mortgage loans related to the respective Local Partnerships. The purchase money notes, which aggregate a principal amount of $4,600,000 and $1,927,500 for Rolling Green at Fall River and Rolling Green at Amherst, respectively, are currently due to mature August 31, 1998. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loans related to these Local Partnerships.
The parties have signed a term sheet to restructure the deal, and as of October 24, 1997, the parties are working toward a finalized agreement. There is no assurance that a finalized agreement will be reached. Further, even if a finalized agreement is reached, there is no assurance that a satisfactory refinancing will occur. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition, as discussed below.

     Purchase money notes relating to Westgate Tower Limited Dividend Housing Associates (Westgate) in the principal amount of $1,450,000 mature on September 1, 1998. The Managing General Partner anticipates negotiating with the purchase money noteholders for an extension on the purchase money notes. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed below.

     The purchase money notes related to Lake Properties Limited Partnership (Frenchman's Wharf II) in the principal amount of $3,150,000 which were initially due to mature on June 1, 1988 were extended to mature on June 1, 1998. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, as discussed below, the Partnership is currently negotiating with the purchase money noteholders to reach an extension agreement which would be

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

coterminous with the expiration of the HUD workout arrangement. As of October 24, 1997, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition, as discussed below.

     The uncertainty about the continued ownership of the Partnership's interest in Chevy Chase, Wexford Ridge, Beech Hill I, Beech Hill II, Rolling Green at Fall River, Rolling Green at Amherst, Westgate and Frenchman's Wharf II does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Should the investment in any or all of the above listed Local Partnerships not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership. However, should the Partnership be unable to retain its interest in these Local Partnerships, the investments in Local Partnerships would be reduced by the Partnership's basis in these Local Partnerships. Of the twenty and twenty-two Local Partnerships in which the Partnership had invested as of September 30,1997 and December 31, 1996, respectively, these eight Local Partnerships represented approximately 99% and 93% of the total investments in and advances to partnerships as of September 30, 1997 and December 31, 1996, respectively. However, for the nine months ended September 30, 1997 and 1996, distributions from these Local Partnerships represented approximately 6% and 10%, respectively, of total distributions from Local Partnerships. The Partnership's share of loss from these Local Partnerships was approximately $140,000 and $395,000 for the periods ended September 30, 1997 and 1996, respectively.

     On May 5, 1997, the local managing general partner of Blackburn Limited Partnership (Country Place I) and Second Blackburn Limited Partnership (Country Place II) and the Managing General Partner submitted an application to refinance the first mortgage loans of the Local Partnerships. On April 7, 1997, the Partnership advanced funds totaling $14,000 and $14,000 to Country Place I and Country Place II, respectively, to fund costs associated with the refinancing application. On July 18, 1997, the Partnership and the lender signed a loan commitment and the Partnership paid a $74,250 and $45,000 loan commitment fee for Country Place I and Country Place II, respectively. On August 1, 1997, the local managing general partner closed on the refinancing loans. In connection with the refinancings, on August 4, 1997, the Partnership received $1,889,909 and $609,428 related to Country Place I and Country Place II, respectively. Additionally, on August 14, 1997, the Partnership received $471,106 and $159,211 which related to the release of funds held in escrow for Country Place I and Country Place II, respectively. The refinancing proceeds received by the Partnership during and subsequent to closing exceeded the Partnership's investment in the respective Local Partnerships by approximately $2.7 million, and are included in share of income from partnerships in the consolidated statements of operations.

     On May 23, 1994, the local general partner of Tanglewood Apartments Associates II Limited Partnership (Tanglewood II) filed a notice of intent to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Tanglewood II under the LIHPRHA program was approved by HUD. On February 19, 1997, Tanglewood II sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program. The sale of the property generated net cash proceeds to the Partnership of $933,987. The proceeds were net of approximately $1.4 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain of approximately $3.2 million, of which approximately $1.7 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain is estimated to be approximately $5 million.

     On January 31, 1996, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property to an unaffiliated entity. This offer was rejected by the local managing general partner. On September 13, 1996, the local managing general partner of Deer Grove received another offer to sell the property. The local managing general partner accepted the offer and on March 18, 1997, Deer Grove sold the property, a 448-unit apartment complex located in Palatine, Illinois. The sale of the property generated cash proceeds to the Partnership of $3.4 million at closing. On June 30, 1997, the Partnership received additional proceeds of $50,000 representing the final release of the property's reserves. The proceeds received during and subsequent to closing were in excess of the Partnership's investment in the Local Partnership and resulted in a net financial statement gain of approximately $3.4 million. The federal tax gain is estimated to be approximately $18 million.

     The Managing General Partner plans to distribute approximately $1 million (or approximately $20 per Additional Limited Partner Unit) to the Additional Limited Partners from the proceeds of the sales of Deer Grove and Tanglewood II by November 30, 1997 for holders of record as of September 30, 1997. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1997, proceeds from the sales of Tanglewood II and Deer Grove and distributions from partnerships were adequate to support operating cash requirements and the pay-off of the Tanglewood II

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

purchase money notes. Cash and cash equivalents increased during the three months ended September 30, 1997 as a result of the receipt of net proceeds from the sales of Tanglewood II and Deer Grove and Country Place I and II refinancings, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended September 30, 1997 increased from the comparable period during 1996 primarily due to an increase in share of income from partnerships principally due to the receipt of refinancing proceeds from Country Place I and Country Place II which were in excess of the Partnership's investment in the respective Local Partnerships as well as decreased operating expenses at one property. Contributing to the increase in the Partnership's net income was an increase in interest and other income due to higher cash and cash equivalent balances during 1997.

     The Partnership's net income for the nine months ended September 30, 1997 increased from the comparable period in 1996 primarily due to the gain on the sales of Tanglewood II and Deer Grove during 1997. Contributing to the increase in the Partnership's net income was an increase in share of income from partnerships resulting from the Country Place I and Country Place II refinancing proceeds, as discussed above, and from the exclusion of losses at one property during 1997. Beginning in 1997, the property's accumulated losses began to exceed the Partnership's investment basis in the Local Partnership. The Partnership does not record losses from the Local Partnerships in excess of its investment, as discussed above. Also contributing to the increase in the Partnership's net income was an increase in interest and other income, as discussed above. Partially offsetting the increases discussed above were a decrease in extraordinary gain from extinguishment of debt due to the Rock Glen purchase money note pay-off during 1996, as discussed above, an increase in professional fees due to the Arrowhead and Moorings litigation, an increase in interest expense due to the amortization of imputed interest, and an increase in general and administrative expenses due to increased payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1997 did not include losses of $668,957 and $2,263,290, respectively, compared to excluded losses of $929,058 and $2,701,629 for the three and nine months ended September 30, 1996, respectively.

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

     The local general partner of Frenchman's Wharf II, in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property, which expired in December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf II makes minimum monthly payments, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf II makes monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of October 24, 1997, Frenchman's Wharf II made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loan in accordance with the terms.

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both September 30, 1997 and December 31, 1996. The last advance was made to Frenchman's Wharf II in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf II's loan workout with HUD. These loans, together with accrued interest of $187,372 as of both September 30, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf II after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loan in accordance with the terms.

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

     Posada Associates Limited Partnership (Posada Vallarta Apartments) was operating under an extension of a three-year workout agreement with HUD, the then holder of the mortgage. The workout provided for, among other things, a minimum monthly debt service payment, with excess cash, if any, being applied to delinquent interest. All debt service payments were made in accordance with the workout. In June 1995, the three-year workout which originally expired on October 1, 1995 was extended to October 1, 1996. In June 1996, HUD sold the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

mortgage loan to a third party. The new mortgagee issued a notice of default and acceleration of the loan to Posada Vallarta Apartments. The notice was determined to be in error, and on July 8, 1996 the notice of default and acceleration was withdrawn by the new mortgagee. The workout agreement related to Posada Vallarta Apartments provided that upon cancellation of the workout agreement, the loan would be recast at an annual interest rate of 7.5%, if certain conditions were satisfied. As of October 1, 1996, the expiration date of the workout agreement, the local managing general partner and the new mortgagee were disputing whether or not those conditions had been satisfied. On October 1, 1996, the Local Partnership made a monthly payment on the debt, and has continued to make such monthly payments, in the amount which would be due if the loan is recast at a 7.5% annual interest rate. The new mortgagee made an offer to extend the workout agreement for two years. The local managing general partner made a counter-offer to extend the workout agreement for ten years. On February 6, 1997, the local managing general partner and the new mortgagee reached an agreement in principle to recast the loan at a 7.5% annual interest rate with a ten-year call provision, as stated in the workout agreement. As of October 24, 1997, the parties are negotiating revised loan documents implementing their agreement. There is no assurance that a final agreement will be reached on these documents. Should the mortgagee begin foreclosure proceedings, the Local Partnership intends to vigorously defend against such action.

     Wexford Ridge, its local general partner and its management agent were named in eight sexual harassment and discrimination complaints filed with HUD. The complaints were reviewed by the HUD Fair Housing Council and during April 1997, the council determined that no basis had been found to pursue further action and dismissed the complaints.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. In October 1997, the HUD appropriations bill does not include any funding for the LIHPRHA program. Therefore, this program is effectively terminated.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable neighborhoods. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, in 1995 HUD released its Reinvention Blueprint, and in 1996 a revision to its Reinvention Blueprint, which contained proposals that have come to be known as "Mark-to-Market". Under the initiative, HUD would eliminate the
Section 8 project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the Section 8 HAP subsidies, most rental properties will not be able to maintain sufficient income to pay debt service. Therefore, the Mark-to-Market initiative will allow for a part of the existing first mortgage to become a "soft" second mortgage which will accrue interest at a low 1% interest rate. The splitting of the existing first mortgage into a new first and second mortgage may generate ordinary taxable income. Unfortunately, there is no corresponding tax relief legislation at this time.

       In October 1997, both the House and the Senate passed the FY 1998 HUD spending bill which includes Mark-to-Market legislation and President Clinton is expected to sign the appropriations bill. Between now and October 1, 1998 all expiring Section 8 contracts with rents less than 120% of fair market rents (FMR's) will be renewed for one-year. Properties with rents in excess of 120% of FMR's will be subject to the terms of the current Mark-to-Market demonstration program. Effective October 1, 1998, all properties with expiring
Section 8 contracts will be subject to Mark-to-Market. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

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


(1) As discussed previously, the Partnership's interests in these Local Partnerships are held in escrow and will be automatically transferred to the purchase money noteholders on January 1, 1998 if the related purchase money notes are not paid off in full at such time.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. As of October 30, 1997, principal and accrued interest totaling $2,100,000 and $3,769,519, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. On July 29, 1997, the

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

Partnership paid $25,000 which was applied to the outstanding interest to one of the purchase money noteholders while extension negotiations continue. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the HUD Section 236 interest rate subsidized mortgage loan related to the Local Partnership. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of October 30, 1997. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the noteholders or that a refinancing of the mortgage will occur. As such, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. The uncertainty regarding the continued ownership of the Partnership's interest in Chevy Chase does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Chevy Chase not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1997.

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

                              CAPITAL REALTY INVESTORS-II
                                   LIMITED PARTNERSHIP
                                       (Registrant)


                              By:  C.R.I., Inc.
                                   Managing General Partner



October 30, 1997              By:  /s/ Michael J. Tuszka
---------------------------        ---------------------------------
Date                               Michael J. Tuszka
                                   Vice President/Chief Accounting
                                     Officer


                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Financial and Principal
                                     Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically