Form 10-K
period 1997-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1998-03-27
CIK 713571

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                 Page
                                                                 ----
                                     PART I
                                     ------


Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-5
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-6
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-6


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters  . . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-2
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-3
Item 8.  Financial Statements and Supplementary Data  . . .      II-9
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-9


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 11. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 12. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 13. Certain Relationships and Related Transactions   .      III-3


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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). The Partnership originally made investments in twenty-two Local Partnerships. As of December 31, 1997, the Partnership had investments in twenty Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. An affiliate of the Managing General Partner of the Partnership is also generally a general partner of the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex which must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the General Partners believe there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment follows.

               SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                               HAS AN INVESTMENT(1)

                                                                                                 Units          Expiration
                           Mortgage                                                          Authorized for         of
 Name and Location        Payable at          Financed and/or Insured        Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/97 (2)         and/or Subsidized Under       Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------      -----------------------------    ------------     --------------     -------------
Arrowhead Apts.          $  3,850,041      Illinois Housing Development          200               40            05/31/01
 Palatine, IL                               Authority (IHDA)

Beech Hill I                2,803,306      Federal National Mortgage             200               39            08/31/98 (4)
 Manchester, NH                             Association (FNMA)/236

Beech Hill II               1,569,806      FNMA/236                              120               24            08/31/98 (4)
 Manchester, NH

Chevy Chase Park            3,650,567      Metropolitan Savings Bank             232              228            03/23/98 (4)
 Centerville, OH                           (MSB)/236

Country Place I             7,401,586      Maryland Community Development        192               38            08/09/09
 Burtonsville, MD                           Administration Section 221(d)(4)
                                            of the National Housing Act (NHA)

Country Place II            4,485,810      Reilly Mortgage Group/Section         120               24            08/29/00
 Burtonsville, MD                           221 (d)(4) of the NHA

Four Winds West               987,879      GMAC HUD Insured through Section       62               62            04/14/98
 Birmingham, AL                             221 (d)(4) of the NHA/Section 8

Frenchman's Wharf II        7,923,103      Department of Housing and Urban       324               31            11/30/98 (4)
 New Orleans, LA                            Development

Golden Acres                1,251,838      California Housing Finance Agency      46               45            12/30/12
 Chowchilla, CA                             (CHFA)

Mercy Terrace               8,602,149      Section 221(d)(4) of the NHA/         158              157            11/30/03
 San Francisco, CA                          Section 8

The Moorings                3,563,161      IHDA                                  216               44            05/31/01
 Roselle, IL

Orangewood Plaza            1,826,500      CHFA                                   40               33               --
 Orange Cove, CA

Posada Vallarta            14,091,121      Conventional                          336               70            02/16/04
 Phoenix, AZ

Princeton Community         8,225,644      New Jersey Housing Finance Agency     239               26            07/01/98 (4)
 Village
 Princeton, NJ

Rock Glen                   3,734,507      Section 221(d)(4) of the NHA          241                0               --
 Baltimore, MD

Rolling Green at            2,239,129      Massachusetts Housing Finance         204               12            03/01/12
 Amherst                                    Agency (MHFA)/236
 Amherst, MA


                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued

                                                                                                 Units          Expiration
                           Mortgage                                                          Authorized for         of
 Name and Location        Payable at          Financed and/or Insured        Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/97 (2)         and/or Subsidized Under       Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------      -----------------------------    ------------     --------------     -------------
Rolling Green at            5,079,447      MHFA/236                              404               89            10/10/12
 Fall River
 Fall River, MA

Troy Manor Apts.              851,433      Farmers Home Administration            50               50            10/29/99
 Troy, AL                                   Section 5/Section 8

Westgate Tower Apts.        2,054,781      Michigan Sate Housing Develop-        148               40            12/01/13
 Westland, MI                               ment Authority/236

Wexford Ridge               4,007,754      MSB/236                               246              242            09/30/98 (4)
 Madison, WI
--------------------     ------------                                       --------         --------
Totals(3) 20             $ 88,199,562                                          3,778            1,294
                         ============                                       ========         ========

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                  Average Effective Annual
                                   Units Occupied As                                   Rental Per Unit
                               Percentage of Total Units                             for the Years Ended
                                   As of December 31,                                    December 31,
 Name and Location         ---------------------------------        -----------------------------------------------------
of Apartment Complex       1997    1996   1995   1994   1993          1997       1996       1995       1994        1993
--------------------       ----    ----   ----   ----   ----        --------   --------   --------   --------    --------
Arrowhead Apts.             99%     91%    93%    90%    83%        $  9,044   $  9,205   $  9,025   $  9,282    $  8,534
 Palatine, IL

Beech Hill I                99%     99%   100%    99%    99%           5,672      5,351      5,343      5,352       5,220
 Manchester, NH

Beech Hill II              100%     99%    98%   100%    98%           5,098      4,788      4,836      4,411       4,519
 Manchester, NH

Chevy Chase Park            97%     97%    99%    98%   100%           4,360      4,232      4,224      3,938       3,953
 Centerville, OH

Country Place I             96%     96%    92%    95%    91%           9,330      8,922      8,902      8,783       8,780
 Burtonsville, MD

Country Place II            97%     93%    93%    95%    94%           9,484      9,192      8,833      8,965       8,903
 Burtonsville, MD

Four Winds West             97%     99%    98%    95%    97%           5,079      4,899      4,537     4,512        5,822
 Birmingham, AL

Frenchman's Wharf II        92%     89%    90%    88%    88%           4,681      4,295      4,171     4,156        4,235
 New Orleans, LA

Golden Acres               100%    100%   100%   100%   100%           6,495      6,297      6,271     6,191        6,011
 Chowchilla, CA

Mercy Terrace               99%    100%   100%   100%   100%          14,801     15,045     15,898    15,585       15,381
 San Francisco, CA

The Moorings                94%     97%    97%    97%    97%           9,372      9,231      8,577     8,688        8,078
 Roselle, IL

Orangewood Plaza           100%    100%   100%    98%   100%           2,419      2,353      2,700     2,852        2,900
 Orange Cove, CA

Posada Vallarta             96%     89%    96%    97%    99%           6,623      6,808      6,616     6,257        5,807
 Phoenix, AZ

Princeton Community
 Village                    93%     98%    97%    97%    98%           7,132      6,785      6,510     6,244        6,072
 Princeton, NJ

Rock Glen                   99%     97%    94%    96%    95%           5,011      4,724      4,864     4,862        4,778
 Baltimore, MD

Rolling Green at Amherst   100%    100%   100%   100%   100%           7,345      7,333      7,314     7,091        6,961
 Amherst, MA


                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                  Average Effective Annual
                                   Units Occupied As                                   Rental Per Unit
                               Percentage of Total Units                             for the Years Ended
                                   As of December 31,                                    December 31,
 Name and Location         ---------------------------------        -----------------------------------------------------
of Apartment Complex       1997    1996   1995   1994   1993          1997       1996       1995       1994        1993
--------------------       ----    ----   ----   ----   ----        --------   --------   --------   --------    --------
Rolling Green at            99%     96%    98%    99%    98%           7,233      7,163      7,177     7,222        7,080
 Fall River
 Fall River, MA

Troy Manor Apts.           100%    100%   100%   100%   100%           4,677      4,680      4,681     4,596        5,261
 Troy, AL

Westgate Tower Apts.        98%    100%    99%    98%    99%           3,702      3,551      3,471      3,438       3,261
 Westland, MI

Wexford Ridge               97%     98%    98%   100%   100%           4,792      4,509      4,517      4,413       4,182
 Madison, WI
                           ----    ----   ----   ----   ----        --------   --------   --------   --------    --------
Totals(3) 20                98%     97%    97%    97%    97%        $  6,618   $  6,468   $  6,423   $  6,342    $  6,287
                           ====    ====   ====   ====   ====        ========   ========   ========   ========    ========

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1997.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects a one-year extension from the original expiration date, in accordance with Federal legislation.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested."

     On February 19, 1997 and March 18, 1997, the local managing general partners of Tanglewood II and Deer Grove, respectively, sold the properties. See the notes to the financial statements for additional information pertaining to the sales.

     As of March 16, 1998, the Partnership's interests in Beech Hill I and Beech Hill II were held in escrow to be transferred to the purchase money note holders, at their election, due to the non-payment on the related purchase money notes. See the notes to the financial statements for additional information.

     The local managing general partner has received a purchase offer on Wexford Ridge. See the notes to the financial statements for additional information pertaining to the purchase offer.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors-II Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 and Schedule III of Part IV, Item 14 for information pertaining to these properties.

                                     PART I
                                     ------

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     On February 10, 1998, the Partnership was served with a complaint by the two holders of one of the purchase money notes related to Chevy Chase suing the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner does not expect this litigation to have a material impact on the financial condition of the Partnership. See the notes to the financial statements for additional information pertaining to this litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) It is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 16, 1998 there were approximately 4,000 registered holders of limited partnership interests in the Partnership.

     (c) For the year ended December 31, 1997, the Partnership made a cash distribution of $999,100 ($20.00 per Additional Limited Partner unit) to the Additional Limited Partners on November 4, 1997. The distribution was a result of the sales of Deer Grove Apts. and Tanglewood II. No distributions were declared or paid by the Partner-ship during 1996 or 1995. The Partnership received distributions of $3,683,465, $996,557 and $870,339 from Local Partnerships during 1997,
          1996 and 1995, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent government agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                For the years ended December 31,
                                        ---------------------------------------------------------------------------------
                                            1997             1996             1995             1994              1993
                                        ------------     ------------     ------------     ------------      ------------
Share of income (loss) from
  partnerships                          $  3,320,343     $    303,378     $    238,823     $   (121,724)     $    343,278
Interest income                              346,204          104,989          181,845          125,477           100,172
Expenses                                  (6,526,528)      (6,127,668)      (6,268,596)      (5,605,037)       (5,148,865)
Gain on disposition of investments
  in partnerships                          4,884,825               --               --               --                --
Extraordinary gain from
  extinguishment of debt                   1,653,096        1,803,902               --               --                --
                                        ------------     ------------     ------------     ------------      ------------

Net income (loss)                       $  3,677,940     $ (3,915,399)    $ (5,847,928)    $ (5,601,284)     $ (4,705,415)
                                        ============     ============     ============     ============      ============

Net income (loss) allocated to
  Additional Limited Partners (97%)     $  3,567,602     $ (3,797,937)    $ (5,672,490)    $ (5,433,245)     $ (4,564,253)
                                        ============     ============     ============     ============      ============

Net income (loss) per unit of Additional
  Limited Partnership Interest based
  on 50,000 units outstanding           $      71.35     $     (75.96)    $    (113.45)    $    (108.66)     $     (91.29)
                                        ============     ============     ============     ============      ============

Cash distribution per unit of
  Additional Limited Partnership
  Interest based on 50,000 units
  outstanding                           $      20.00     $         --     $         --     $         --      $         --
                                        ============     ============     ============     ============      ============

Total assets                            $ 14,447,030     $  9,740,065     $ 11,550,373     $ 11,854,627      $ 12,953,688
                                        ============     ============     ============     ============      ============
Total remaining amounts due on
  investments, including accrued
  interest on purchase money notes      $ 49,093,220     $ 50,725,540     $ 51,676,902     $ 49,371,965      $ 47,346,894
                                        ============     ============     ============     ============      ============

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the "properties") intended to provide housing to low and moderate income tenants. In conjunction with such government assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a 50% distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable non-subsidized properties. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, President Clinton signed into law, effective October 1, 1997, the Fiscal Year 1998 HUD appropriations bill which includes Mark-to-Market legislation. The new legislation allows all Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing (soft) second mortgage.

     Under current law, the write down of an FHA-insured mortgage under Mark-to Market would trigger cancellation of debt income to the additional limited partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage may accrue interest at a lower-than-market rate, thereby generating further taxable "income." Proposals to counter these tax effects have been presented; however, no form of relief has been approved under IRS regulations at this time. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the additional limited partners at this time.

     In addition to the above, current HUD legislation no longer funds the Low Income Housing Preservation and Home Ownership Act (LIHPRHA) which had provided property owners with restricted opportunities to sell low income housing. With the discontinuation of the LIHPRHA program and the uncertainty of continued project-based Section 8 subsidies, the Managing General Partner remains committed to improving operations, increasing efficiency, maintaining and increasing occupancy, working with state housing agencies where appropriate, and effectively increasing salability of the properties wherever possible.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1997, the Partnership had approximately 4,000 investors who subscribed to a total of 50,000 units of limited partnership interests in the original amount of $50,000,000. The Partnership originally made investments in twenty-two Local Partnerships of which twenty remain at December 31, 1997. The Partnership's liquidity, with unrestricted cash resources of $7,969,815 as of December 31, 1997, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value. As of March 16, 1998, there were no material commitments for capital expenditures.

     During 1997, 1996 and 1995, the Partnership received cash distributions of $3,683,465, $996,557 and $870,339, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,847,678 (exclusive of unamortized discount on purchase money notes of $1,488,064) plus accrued interest of $30,245,542 as of December 31, 1997, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,050,000 matured on December 31, 1996, and have been extended. Purchase money notes in an aggregate principal amount of $1,050,000 and $1,900,000 matured on December 31, 1996 and December 31, 1997, respectively, and have not been paid or extended. Purchase money notes in an aggregate principal amount of $2,380,000 matured on January 1, 1998 and were not paid or extended. Purchase money notes in an aggregate principal amount of $3,150,000, $6,527,500 and $1,450,000 mature on June 1, 1998, August 31, 1998 and September 1, 1998, respectively. The remaining purchase money notes mature in 1999 and 2000. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk
losing its partnership interest in the Local Partnership.   The Partnership's
inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. See the notes to the financial statements for alternatives relating to specific properties.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1997, 1996 and 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 1997 as a result of the proceeds from the sales of Deer Grove and Tanglewood II and the refinancing of the Country Place I and Country Place II mortgage loans, as discussed in the notes to the financial statements.

                              Results of Operations
                              ---------------------

1997 Versus 1996
----------------

     The Partnership's net income increased in 1997 from 1996 primarily due to gains on the sale of Tanglewood II and Deer Grove during 1997, as discussed in the notes to the financial statements. Contributing to the increase in the Partnership's net income was an increase in share of income from partnerships, primarily resulting from the Country Place I and Country Place II refinancing proceeds, as discussed in the notes to the financial statements, and an increase in interest and other income due to higher cash and cash equivalent balances during 1997. Partially offsetting the increase in the Partnership's net income was an increase in litigation settlement fee related to the Arrowhead and Moorings litigation and a decrease in extraordinary gain from extinguishment of debt due to the Rock Glen purchase money note pay-off during 1996 (both of which are discussed in the notes to the financial statements), and an increase in interest expense due to the amortization of imputed interest.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

1996 versus 1995
----------------

     The Partnership's net loss decreased in 1996 from 1995 primarily due to the extraordinary gain on extinguishment of the Rock Glen purchase money note, as discussed in the notes to the financial statements. Contributing to the decrease in net loss was a decrease in interest expense which was also due to the extinguishment of the Rock Glen purchase money note, as discussed in the notes to the financial statements. Also contributing to the decrease in net loss was an increase in share of income from partnerships, primarily due to decreased depreciation and maintenance expense at two properties. Partially offsetting the decrease in net loss was a decrease in interest income as a result of decreased cash and cash equivalent balances in 1996 and an increase in professional fees due to legal fees incurred in connection with the Arrowhead and Moorings litigation, as discussed in the notes to the financial statements.

     The purchase money notes originated from 1983 through 1984. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 9% to 12%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1997, all properties with purchase money notes that had not previously matured had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount are expected to continue in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1997, 1996 and 1995 did not include losses of $2,374,778, $3,526,546 and
$3,522,606, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accord-ingly, excludable losses are generally expected to increase. Distributions of $3,312,477, $247,917 and $248,235, received from nine, eight and six Local Partnerships, during 1997, 1996 and 1995, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1997. Combined rental revenue amounts for years prior to 1997 have been adjusted to reflect property sales of Tanglewood II and Deer Grove in 1997, as discussed in the notes to the financial statements.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                     For the years ended December 31,
                       ----------------------------------------------------------------------------------------------
                          1997                1996                 1995                 1994                 1993
                       -----------         -----------          -----------          -----------          -----------
Combined Rental
  Revenue              $25,604,498         $25,040,671          $24,798,659          $23,869,482          $23,343,722

Annual Percentage
  Increase                          2.3%                 1.0%                 3.9%                2.3%


                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc. incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. The Managing General Partner is studying what actions will be necessary to make its computer systems Y2K compliant; certain upgrades are already scheduled. The expense associated with these actions cannot presently be determined, but the Managing General Partner does not expect it to be material.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 61, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 51, has been President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 51, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------------------

Susan R. Campbell, 39, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 42, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information is incorporated herein by reference to Notes 3 and 4 of the notes to the financial statements contained in Part IV, Item 14.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1997.







                                      III-2

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
                MANAGEMENT - Continued
               -----------

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1997, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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











                                      III-3

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                  Page
               --------------------                                  ----

               Report of Independent Certified Public
                 Accountants - Capital Realty Investors-II
                 Limited Partnership                                 IV-4

               Reports of Independent Certified Public
                 Accountants - Local Partnerships in which
                 Capital Realty Investors-II Limited
                 Partnership has invested                            IV-5

               Balance Sheets as of December 31, 1997 and 1996       IV-6

               Statements of Operations for the years ended
                 December 31, 1997, 1996 and 1995                    IV-7

               Statements of Changes in Partners' Deficit for
                 the years ended December 31, 1997, 1996 and
                 1995                                                IV-8

               Statements of Cash Flows for the years ended
                 December 31, 1997, 1996 and 1995                    IV-9

               Notes to Financial Statements                         IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended December 31, 1997, which are applicable to the Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested:

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

               Exhibit No. 3. - Articles of Incorporation and bylaws.

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


               Exhibit No. 4. - Instruments defining the rights of security holders, including indentures.

               a. Limited Partnership Agreement of Capital Realty Investors-II Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

               Exhibit No. 10. - Material contracts.

               a. Management Services Agreement between CRI and Capital Realty Investors-II Limited Partnership. (Incorporated by reference from Exhibit 10B to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983).

               Exhibit No. 27. - Financial Data Schedule.

               Exhibit No. 99. - Additional Exhibits.

               a. Prospectus of the Partnership, dated May 6, 1983 (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983).

     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended December 31, 1997.

     (c)       Exhibits
               --------

               The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)3., above.

     (d)       Financial Statement Schedules
               -----------------------------

               See Item (a)2., above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                         by: C.R.I., Inc.
                             Managing General Partner



March 27, 1998               by: /s/ William B. Dockser
-----------------                ---------------------------------
DATE                             William B. Dockser, Director,
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 27, 1998               by: /s/ H. William Willoughby
-----------------                ---------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary





March 27, 1998               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)

                         REPORT OF INDEPENDENT CERTIFIED
                         ------------------------------
                                PUBLIC ACCOUNTANTS
                               -------------------


To the Partners
Capital Realty Investors-II
  Limited Partnership

     We have audited the balance sheets of Capital Realty Investors-II Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income or loss from these Local Partnerships constitutes $7,866 of income in 1997, $55,461 of income in 1996 and $181,378 of losses in 1995 included in the Partnership's net income or loss.
The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                              Grant Thornton LLP


Vienna, VA
March 16, 1998

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested were filed in paper format under Form SE on March 26, 1998, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 22, 1998.

                CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  BALANCE SHEETS

                                     ASSETS

                                                                                                       December 31,
                                                                                               -----------------------------
                                                                                                   1997             1996
                                                                                               ------------     ------------
Investments in and advances to partnerships                                                    $  4,737,362     $  5,962,920
Assets held for sale                                                                                     --          789,258
Partnership interests held in escrow                                                                917,927               --
Cash and cash equivalents                                                                         7,969,815        2,128,849
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $388,811 and $393,948, respectively                                   432,876          501,003
Property purchase costs, net of accumulated amortization of
  $253,580 and $258,870, respectively                                                               298,022          348,378
Other assets                                                                                         91,028            9,657
                                                                                               ------------     ------------

     Total assets                                                                              $ 14,447,030     $  9,740,065
                                                                                               ============     ============



                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $ 17,359,614     $ 14,981,184
Accrued interest payable                                                                         30,245,542       30,584,862
Accounts payable and accrued expenses                                                                80,433           91,418
                                                                                               ------------     ------------
     Total liabilities                                                                           47,685,589       45,657,464
                                                                                               ------------     ------------

Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                                  2,000            2,000
    Limited Partners                                                                             50,015,000       50,015,000
                                                                                               ------------     ------------
                                                                                                 50,017,000       50,017,000
  Less:
    Accumulated distributions to partners                                                        (2,253,712)      (1,254,612)
    Offering costs                                                                               (5,278,980)      (5,278,980)
    Accumulated losses                                                                          (75,722,867)     (79,400,807)
                                                                                               ------------     ------------
      Total partners' deficit                                                                   (33,238,559)     (35,917,399)
                                                                                               ------------     ------------

      Total liabilities and partners' deficit                                                  $ 14,447,030     $  9,740,065
                                                                                               ============     ============




                  The accompanying notes are an integral part
                       of these financial statements.

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS


                                                                                     For the years ended December 31,
                                                                                --------------------------------------------
                                                                                   1997             1996            1995
                                                                                -----------      -----------     -----------
Share of income from  partnerships                                              $ 3,320,343      $   303,378     $   238,823
                                                                                -----------      -----------     -----------
Other revenue and expenses:
  Revenue
    Interest income                                                                 346,204          104,989         181,845
                                                                                -----------      -----------     -----------
  Expenses
    Interest                                                                      5,664,830        5,552,780       5,759,461
    Management fee                                                                  249,996          249,996         249,996
    Litigation settlement fee                                                       210,000               --              --
    General and administrative                                                      206,442          143,529         128,588
    Professional fees                                                               145,188          126,118          75,306
    Amortization                                                                     50,072           55,245          55,245
                                                                                -----------      -----------     -----------
                                                                                  6,526,528        6,127,668       6,268,596
                                                                                -----------      -----------     -----------
      Total other revenue and expenses                                           (6,180,324)      (6,022,679)     (6,086,751)
                                                                                -----------      -----------     -----------

Loss before gain on disposition of investments in
  partnerships                                                                   (2,859,981)      (5,719,301)     (5,847,928)

Gain on disposition of investments in partnerships                                4,884,825               --              --
                                                                                -----------      -----------     -----------

Income (loss) before extraordinary gain from
  extinguishment of debt                                                          2,024,844       (5,719,301)     (5,847,928)
                                                                                -----------      -----------     -----------

Extraordinary gain from extinguishment of debt                                    1,653,096        1,803,902              --
                                                                                -----------      -----------     -----------

Net income (loss)                                                               $ 3,677,940      $(3,915,399)    $(5,847,928)
                                                                                ===========      ===========     ===========

Net income (loss) allocated to General Partners (1.51%)                         $    55,537      $   (59,123)    $   (88,304)
                                                                                ===========      ===========     ===========

Net income (loss) allocated to Initial and Special Limited Partners (1.49%)     $    54,801      $   (58,339)    $   (87,134)
                                                                                ===========      ===========     ===========

Net income (loss) allocated to Additional Limited Partners (97%)                $ 3,567,602      $(3,797,937)    $(5,672,490)
                                                                                ===========      ===========     ===========

Net income (loss) per unit of Additional Limited Partnership
  Interest based on 50,000 units outstanding                                    $     71.35      $    (75.96)    $   (113.45)
                                                                                ===========      ===========     ===========

                    The accompanying notes are an integral part
                          of these financial statements.

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT




                                                               Initial and
                                                                 Special         Additional
                                              General            Limited          Limited
                                              Partners           Partners         Partners           Total
                                             -----------       -----------      ------------      ------------
Partners' deficit, January 1, 1995           $(1,065,515)      $(1,037,855)     $(24,050,702)     $(26,154,072)

  Net loss                                       (88,304)          (87,134)       (5,672,490)       (5,847,928)
                                             -----------       -----------      ------------      ------------

Partners' deficit, December 31, 1995          (1,153,819)       (1,124,989)      (29,723,192)      (32,002,000)

  Net loss                                       (59,123)          (58,339)       (3,797,937)       (3,915,399)
                                             -----------       -----------      ------------      ------------

Partners' deficit, December 31, 1996          (1,212,942)       (1,183,328)      (33,521,129)      (35,917,399)

Cash distribution of $20.00 per unit of
  Additional Limited Partnership Interest             --                --          (999,100)         (999,100)

  Net income                                      55,537            54,801         3,567,602         3,677,940
                                             -----------       -----------      ------------      ------------

Partners' deficit, December 31, 1997         $(1,157,405)      $(1,128,527)     $(30,952,627)     $(33,238,559)
                                             ===========       ===========      ============      ============

























                    The accompanying notes are an integral part
                          of these financial statements.

                     CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              STATEMENTS OF CASH FLOWS

                                                                                      For the years ended December 31,
                                                                                --------------------------------------------
                                                                                   1997             1996            1995
                                                                                -----------      -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                                             $ 3,677,940      $(3,915,399)    $(5,847,928)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Share of income from partnerships                                            (3,320,343)        (303,378)       (238,823)
    Gain on disposition of investments in partnership                            (4,884,825)              --              --
    Extraordinary gain from extinguishment of debt                               (1,653,096)      (1,803,902)             --
    Payment of purchase money note interest                                        (587,740)        (152,881)       (227,722)
    Amortization of discount on purchase money notes                              3,287,800        3,047,359       3,226,802
    Amortization of deferred costs                                                   50,072           55,245          55,245

    Changes in assets and liabilities:
      Increase in other assets                                                      (81,371)          (1,806)         (2,545)
      Increase in accrued interest payable                                        2,372,875        2,505,421       2,532,659
      (Decrease) increase in accounts payable                                       (10,985)           9,094          11,935
                                                                                -----------      -----------     -----------
        Net cash used in operating activities                                    (1,149,673)        (560,247)       (490,377)
                                                                                -----------      -----------     -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships                                      3,683,465          996,557         870,339
  Proceeds from disposition of investment in partnership                          5,693,131               --              --
  Advances made to local partnerships                                              (148,953)              --              --
  Repayment of advances to local partnerships                                       147,250               --              --
                                                                                -----------      -----------     -----------
        Net cash provided by investing activities                                 9,374,893          996,557         870,339
                                                                                -----------      -----------     -----------

Cash flows from financing activities:
  Pay-off of purchase money note and related interest                            (1,385,154)      (1,500,000)             --
  Cash distribution to Additional Limited Partners                                 (999,100)              --              --
                                                                                -----------      -----------     -----------
        Net cash used in financing activities                                    (2,384,254)      (1,500,000)             --
                                                                                -----------      -----------     -----------

Net increase (decrease) in cash and cash equivalents                              5,840,966       (1,063,690)        379,962

Cash and cash equivalents, beginning of year                                      2,128,849        3,192,539       2,812,577
                                                                                -----------      -----------     -----------

Cash and cash equivalents, end of year                                          $ 7,969,815      $ 2,128,849     $ 3,192,539
                                                                                ===========      ===========     ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                        $   679,894      $   152,881     $   227,722
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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983 and shall continue until December 31, 2037 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly and to individuals and families of low or moderate income.

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

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1997 and 1996, the Partnership's share of cumulative losses of twelve and eleven of the Local Partnerships, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $23,324,214 and $28,225,703, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1997 and 1996, cumulative cash distributions of $5,461,043 and $2,148,566, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

     e.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     f.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these financial statements.

     g.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     h.   Assets held for sale
          --------------------

          On February 19, 1997, and March 18, 1997, the local general partners of Tanglewood II and Deer Grove Apts., respectively, sold the respective properties, as discussed in Note 2. Accordingly, the Partnership's investments in these Local Partnerships were classified as assets held for sale on the balance sheet as of December 31, 1996. Assets held for sale are not recorded in excess of their estimated net realizable value.

     i.   Reclassifications
          -----------------

          Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     j.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1997, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1997 and 1996, the Partnership held limited partnership interests in twenty and twenty-two Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships were as follows.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                               December 31,
                                        -------------------------
                                           1997          1996
                                        -----------   -----------
     Purchase money notes due in:
        1996                            $ 1,050,000   $ 2,100,000
        1997                              1,900,000     1,900,000
        1998                             13,507,500    14,800,500
        1999                              1,340,178     1,340,178
        2000                              1,050,000            --
     Less:  unamortized discount         (1,488,064)   (5,159,494)
                                        -----------   -----------
            Total                       $17,359,614   $14,981,184
                                        ===========   ===========

          The purchase money notes have stated interest rates ranging from 9% to 12%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,050,000 matured on December 31, 1996, and have been extended to January 2, 2000. Purchase money notes in an aggregate principal amount of $1,050,000 and $1,900,000 matured on December 31, 1996 and December 31, 1997, respectively, and have not been paid or extended, as discussed below. Purchase money notes in an aggregate principal amount of $2,380,000 matured on January 1, 1998 and were not paid or extended, as discussed below. Purchase money notes in an aggregate principal amount of $3,150,000, $6,527,500 and $1,450,000 mature on June 1, 1998, August 31,
     1998 and September 1, 1998, respectively, as discussed below. The remaining purchase money notes mature in 1999 and 2000.

          The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1997, 1996 and 1995 was $5,664,830, $5,552,780 and
     $5,759,461, respectively. The accrued interest on the purchase money notes of $30,245,542 and $30,584,862 as of December 31, 1997 and 1996,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                               Beech Hill I and II
                               -------------------

          The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. The Partnership received cash flow distributions of $5,000 and $2,500 from Beech Hill I and Beech Hill II, respectively, during the years ended December 31, 1997 and December 31, 1996. Cash flow distributions of $47,760 and $60,365 were paid directly by Beech Hill I to the purchase money noteholders during the years ended December 31, 1997 and December 31, 1996, respectively. Cash flow distributions of $1,369 and $27,500 were paid directly by Beech Hill II to the purchase money noteholders during the years ended December 31, 1997 and December 31, 1996, respectively.

          Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of March 16, 1998, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the purchase money noteholders, and the transfer documents remain in escrow. As of March 16, 1998, principal and interest totaling $1,480,000 and $1,715,678, respectively, related to Beech Hill I and $900,000 and $1,090,570, respectively, related to Beech Hill II were due.

          Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the purchase money noteholders, the Partnership's basis in these Local Partnerships, which was $529,429 and $388,498 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow as of December 31, 1997.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligation as a result of the impending likely loss of ownership interest in the Local Partnerships will result in a net financial statement gain of approximately $2.6 million and $1.6 million for Beech Hill I and Beech Hill II, respectively, during 1998. The federal tax gain is estimated to be approximately $4.7 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.

                                   Chevy Chase
                                   -----------

          The Partnership defaulted on its two purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. The Managing General Partner has successfully negotiated an extension on one of the purchase money notes (the "First Note") in the principal amount of $1,050,000 effective December 1, 1997. In connection with the extension agreement, the Partnership made interest payments totaling $425,000 to the purchase money noteholder. Under the terms of the extension agreement, the maturity date will be January 2, 2000. Additionally, the Partnership has the right and option, but not the obligation, to extend the maturity date to January 5, 2001 by making a payment to the purchase money noteholder in the amount of $275,000 on or before January 2, 1999. Such $275,000 payment shall be applied to accrued interest. The Partnership, if it exercises this option to further extend the maturity date, shall thereafter have the option to purchase the purchase money note for $250,000 if it gives notice of such exercise by January 5, 2000.

          As of March 16, 1998, principal and accrued interest due to the second purchase money note holder totaling $1,050,000 and $1,940,529, respectively, remain unpaid and unextended. On February 10, 1998, the Partnership was served with a complaint by the two holders of the unextended purchase money note suing the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner intends to vigorously defend this suit; however, there is no assurance that the Partnership will be able to retain its interest in Chevy Chase. Pursuant to the First Note extension agreement, this attempted exercise of remedies by the other noteholder is a default under the First Note. However, if the litigation is terminated or stayed, or if such noteholders' remedy is limited to one-half of the collateral securing the purchase money notes (which is the Partnership's interest in Chevy Chase), such action will be deemed not to be a default under the First Note. The uncertainty regarding the continued ownership of the Partnership's interest in Chevy Chase does not impact the Partnership's financial condition, as discussed above. Furthermore, since the purchase money note is nonrecourse, the purchase money note holder is very unlikely to receive any award of damages against the Partnership as a result of this suit.

          The Managing General Partner and the local managing general partner are jointly exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase. Additionally, the Managing General

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of March 16, 1998. Additionally, a refinancing cannot be obtained until the litigation involving the two holders of one of the purchase money notes is settled, as discussed above. Accordingly, there is no assurance that the property will be converted nor is there any assurance that a refinancing of the mortgage loan will occur.

                         Four Winds West and Troy Manor
                         ------------------------------

          The Managing General Partner anticipates negotiating extensions of purchase money notes relating to Four Winds West Company Limited (Four Winds West) and Troy Apartments Limited (Troy Manor) in the aggregate principal amounts of $462,178 and $378,000, respectively. These purchase money notes are currently due to mature on January 1, 1999. There is no assurance that an extension will be obtained.

                              Frenchman's Wharf II
                              --------------------

          The purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) in the principal amount of $3,150,000, which were initially due to mature on June 1, 1988, were extended to mature on June 1, 1998. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, the Partnership is currently negotiating with the purchase money noteholders to reach an extension agreement which would be coterminous with the expiration of the workout arrangement. As of March 16, 1998, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition, as discussed above.

                                    Rock Glen
                                    ---------

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

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

          The Managing General Partner and trustees representing the purchase money noteholders related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) are currently negotiating to extend the purchase money notes related to these Local Partnerships, subject to obtaining a satisfactory refinancing

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     of the mortgage loans related to the respective Local Partnerships. The purchase money notes, with aggregate principal amounts of $4,600,000 and $1,927,500 for Rolling Green at Fall River and Rolling Green at Amherst, respectively, are currently due to mature August 31, 1998. In connection with the potential extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loans related to these Local Partnerships. The parties signed a term sheet to restructure the deal, and as of March 16, 1998, the parties are working toward a finalized agreement. There is no assurance that a finalized agreement will be reached. Further, even if a finalized agreement is reached, there is no assurance that a satisfactory refinancing will occur. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition, as discussed above.

                                  Tanglewood II
                                  -------------

          In conjunction with the sale of the property, on February 19, 1997, the Partnership paid the purchase money note relating to Tanglewood Apartments Associates II Limited Partnership (Tanglewood II) at a discount, as discussed below.

                                    Westgate
                                    --------

          Purchase money notes relating to Westgate Tower Limited Dividend Housing Associates (Westgate) in the principal amount of $1,450,000 mature on September 1, 1998. The Managing General Partner anticipates negotiating with the purchase money noteholders for an extension on the purchase money notes. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                  Wexford Ridge
                                  -------------

          The Partnership defaulted on the purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,900,000 and $3,478,549, respectively. As of March 16, 1998, principal and accrued interest totaling $1,900,000 and $3,514,623, respectively, were due. The Managing General Partner is negotiating with the purchase money noteholders for an extension on the purchase money notes. Additionally, the local managing general partner has received from a third party a non-binding letter of intent to purchase the property. There is no assurance that a sale will take place, nor is there any assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 92.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership.
     The Partnership received cash distributions from the rental operations and mortgage refinancings of the Local Partnerships totaling $3,683,465, $996,557 and $870,339 during the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997 and 1996, fourteen and seventeen of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $2,747,197 and $2,005,402, respectively, which may be available for distribution in accordance with their respective agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by U. S. Department of Housing and Urban Development (HUD) regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (3) certain special distributions to general partners and related entities of the Local Partnership.

     c.   Property matters
          ----------------

          The advances, and accrued interest thereon, made to the Local Partnerships were as follows.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                     December 31,
                                             --------------------------
                                                1997           1996
                                             -----------    -----------
     Local Partnership
     -----------------
     Frenchman's Wharf II:
       Principal amount of funds advanced    $   324,410    $   324,410

     Accrued interest on advances                187,372        187,372
                                             -----------    -----------
         Total                               $   511,782    $   511,782
                                             ===========    ===========

                             Arrowhead and Moorings
                             -----------------------

          On May 1, 1996, CRHC notified the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that he was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which is an affiliate of the local managing general partner, filed a petition for arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. On September 3, 1996, CRHC filed an emergency petition in the arbitration to have a trustee appointed to serve as local managing general partner and managing agent of the Local Partnerships until the arbitration hearings were held. The emergency petition was denied. On May 7, 1997, the parties reached a settlement whereby the property management agent was changed and the local managing general partner was removed from the Local Partnerships in exchange for $210,000. The settlement was paid by the Partnership and is included as litigation settlement fee in the accompanying financial statements.

          The local managing general partner of the Arrowhead and Moorings properties has submitted an application to refinance the first mortgages of the Local Partnerships. The refinancings are expected to close by the end of the second quarter of 1998. There is, however, no assurance that a refinancing of the mortgages will be obtained.

                             Country Place I and II
                             ----------------------

          On May 5, 1997, the local managing general partner of Blackburn Limited Partnership (Country Place I) and Second Blackburn Limited Partnership (Country Place II) and the Managing General Partner submitted an application to refinance the first mortgage loans of the Local Partnerships. On July 18, 1997, the Partnership and the lender signed a loan commitment and the Partnership paid a $74,250 and $45,000 loan commitment fee for Country Place I and Country Place II, respectively. On

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     August 1, 1997, the local managing general partner closed on the refinancing loans. In connection with the refinancings, on August 4, 1997, the Partnership received $1,889,909 and $609,428 related to Country Place I and Country Place II, respectively. Additionally, on August 14, 1997, the Partnership received $471,106 and $159,211 which related to the release of funds held in escrow for Country Place I and Country Place II, respectively. The refinancing proceeds received by the Partnership during and subsequent to closing exceeded the Partnership's remaining investments in the respective Local Partnerships by approximately $3.1 million, and are included in share of income from partnerships in the consolidated statements of operations.

                                   Deer Grove
                                   ----------

          On September 13, 1996, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) received an offer to sell the property. The local managing general partner accepted the offer and on March 18, 1997, Deer Grove sold the property, a 448-unit apartment complex located in Palatine, Illinois. The sale of the property generated cash proceeds to the Partnership of $3.4 million at closing. On June 30, 1997, the Partnership received additional proceeds of $50,000 representing the final release of the property's reserves. The sale resulted in a net financial statement gain of approximately $3.4 million. The federal tax gain was approximately $17.8 million.

                              Frenchman's Wharf II
                              --------------------

          To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both December 31, 1997 and 1996. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both December 31, 1997 and 1996, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout of its mortgage loan, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

          The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1997 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1998. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                           Posada Vallarta Apartments
                           --------------------------

          Posada Associates Limited Partnership (Posada Vallarta Apartments) was operating under an extension of a mortgage debt workout agreement. The workout agreement related to Posada Vallarta Apartments provided that upon cancellation of the workout agreement, the loan would be recast at an annual interest rate of 7.5%, if certain conditions were satisfied. As of October 1, 1996, the expiration date of the workout agreement, the local managing general partner and the mortgagee were disputing whether or not those conditions had been satisfied. On February 6, 1997, the local managing general partner and the mortgagee reached an agreement in principle to recast the loan at a 7.5% annual interest rate with a ten-year call provision, as stated in the workout agreement. In December 1997, the parties amended the loan documents to implement this agreement.

                                  Tanglewood II
                                  -------------

          On February 19, 1997, Tanglewood II, a 192-unit apartment complex located in Westwego, Louisiana was sold. The sale of the property generated net cash proceeds to the Partnership of $933,987. The proceeds were net of funds used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale resulted in a net financial statement gain of approximately $3.2 million, of which approximately $1.7 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $4.9 million.

     d.   Affordable Housing Legislation
          ------------------------------

          President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all
     Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

          Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing
     (soft) second mortgage. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                        Units Authorized for
                                    Number of          Rental Assistance Under       Expiration of Section 8
     Property                      Rental Units             Section 8                HAP Contract
     --------                      ------------        -----------------------       -----------------------
     Beech Hill I                      200                   39                           08/31/98 (1)
     Beech Hill II                     120                   24                           08/31/98 (1)
     Chevy Chase Park                  232                  228                           03/23/98
     Four Winds West                    62                   62                           04/14/98
     Frenchman's Wharf II              324                   31                           11/30/98
     Princeton Community Village       239                   26                           07/01/98
     Wexford Ridge                     246                  242                           09/30/98


     (1) As discussed previously, the Partnership's interests in these Local Partnerships were held in escrow to be transferred to the purchase money noteholders, at their election, due to non-payment on the related purchase money notes.

          With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. It is difficult to predict the impact on the Local Partnerships and the resulting impact on the Partnership at this time.

     e.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 follows.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               COMBINED BALANCE SHEETS

                                                                             December 31,
                                                                      -----------------------------
                                                                          1997             1996
                                                                      ------------     ------------
     Rental property, at cost, net of accumulated
       depreciation of $66,719,563 and $71,778,854,
       respectively                                                   $ 65,117,350     $ 79,183,226

     Land                                                                9,387,934       11,322,282
     Other assets                                                       16,540,104       16,059,121
                                                                      ------------     ------------
         Total assets                                                 $ 91,045,388     $106,564,629
                                                                      ============     ============

     Mortgage notes payable                                           $ 88,199,562     $ 97,672,239
     Other liabilities                                                  22,350,998       29,414,000
     Due to general partners                                             6,891,949        6,681,390
                                                                      ------------     ------------
         Total liabilities                                             117,442,509      133,767,629

     Partners' deficit                                                 (26,397,121)     (27,203,000)
                                                                      ------------     ------------
         Total liabilities and partners' deficit                      $ 91,045,388     $106,564,629
                                                                      ============     ============

                        COMBINED STATEMENTS OF OPERATIONS

                                                                            For the years ended December 31,
                                                                      --------------------------------------------
                                                                          1997             1996              1995
                                                                      ------------     ------------      ------------
     Revenue:
       Rental                                                         $ 26,530,666     $ 29,638,904      $ 29,343,786
       Interest                                                            547,825          550,964           474,539
       Other                                                               671,368          795,885           778,072
                                                                      ------------     ------------      ------------
         Total revenue                                                  27,749,859       30,985,753        30,596,397
                                                                      ------------     ------------      ------------
     Expenses:
       Operating                                                        18,448,594       20,313,779        20,231,119
       Interest                                                          7,015,834        8,592,803         8,458,907
       Depreciation                                                      4,902,544        5,468,433         5,435,953
       Amortization                                                        201,895           78,547            78,173
                                                                      ------------     ------------      ------------
         Total expenses                                                 30,568,867       34,453,562        34,204,152
                                                                      ------------     ------------      ------------
     Net loss                                                         $ (2,819,008)    $ (3,467,809)     $ (3,607,755)
                                                                      ============     ============      ============

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     f.   Reconciliation of the Local Partnerships' financial statement net
          -----------------------------------------------------------------
               loss to taxable loss
               --------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to audit and, therefore, possible adjustment by the IRS.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to the taxable loss follows.

                                                                                For the years ended December 31,
                                                                          ---------------------------------------------
                                                                              1997            1996             1995
                                                                          ------------    ------------     ------------
     Financial statement net loss                                         $ (2,819,008)   $ (3,467,809)    $ (3,607,755)

     Adjustments:
       Additional tax depreciation using accelerated methods,
         net of depreciation on construction period expenses
         capitalized for financial statement purposes                         (950,281)     (2,013,453)      (2,301,340)

       Amortization for financial statement purposes
         not deducted for income tax purposes                                   27,383          52,851           33,122

       Miscellaneous, net                                                      838,450       2,121,566        1,061,976
                                                                          ------------    ------------     ------------
     Taxable loss                                                         $ (2,903,456)   $ (3,306,845)    $ (4,813,997)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid $150,443, $109,463 and $84,613, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses.

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

     For each of the years ended December 31, 1997, 1996 and 1995, the Partnership paid the Managing General Partner a Management Fee of $250,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property its owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited
partners.   No such amounts were paid to the Managing General Partner and/or its affiliates during 1997, 1996 and 1995.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partner and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partner was reduced to .49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties which are not reinvested shall be distributed and applied as follows:

      (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
     (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii) to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
     (iv) to the Additional Limited Partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus (B) an additional amount equal to a cumulative non-compounded 6% return on each limited partner's capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and
               (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

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

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment properties.

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited
partners.   No such amounts were paid to the Managing General Partner and/or its affiliates during 1997, 1996 and 1995.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, .49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership's cash available for distribution was approximately $0, $432,000 and $368,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     On November 4, 1997, the Managing General Partner distributed approximately $1 million ($20.00 per Additional Limited Partnership Unit) to the Additional Limited Partners from the proceeds of the sales of Deer Grove and Tanglewood II to holders of record as of September 30, 1997. No distributions were declared or paid by the Partnership during 1996 or 1995. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sales proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME (LOSS) TO TAXABLE INCOME (LOSS)

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2g), including losses in excess of related investment amounts. In addition, adjustments arising from the imputation of interest on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2a). These returns are subject to examination and, therefore, possible adjustment by the IRS.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME (LOSS) TO TAXABLE INCOME (LOSS)

     A reconciliation of the Partnership's financial statement net income
(loss) to  taxable income (loss) follows.

                                                                            For the years ended December 31,
                                                                      ---------------------------------------------
                                                                          1997            1996            1995
                                                                      ------------    ------------    ------------
Financial statement net income (loss)                                 $  3,677,940    $ (3,915,399)   $ (5,847,928)

Adjustments:
  Differences between the income tax income (losses) and
    financial statement income (losses) related to the
    Partnership's equity in the Local Partnerships'
    income (losses)                                                     11,650,148      (3,248,881)     (4,798,458)

  Costs amortized over a shorter period for income
    tax purposes                                                           (55,911)        (59,560)        (59,561)

  Effect of imputed interest on purchase money notes
    for financial reporting purposes                                     3,241,722       3,035,893       3,031,352
                                                                      ------------    ------------    ------------
Taxable income (loss)                                                 $ 18,513,899    $ (4,187,947)   $ (7,674,595)
                                                                      ============    ============    ============

                          FINANCIAL STATEMENT SCHEDULE

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          -----------------------------


To the Partners
Capital Realty Investors-II
   Limited Partnership

     In connection with our audits of the financial statements of Capital Realty Investors-II Limited Partnership referred to in our report dated March 16, 1998, which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1997, 1996 and 1995. We did not audit the financial statements for certain of the Local Partnerships in 1997, 1996 and 1995, which are accounted for as described in Note 1c. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                            Grant Thornton LLP

Vienna, VA
March 16, 1998

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
             LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-II
                          LIMITED PARTNERSHIP HAS INVESTED

                                 December 31, 1997

       COL. A                  COL. B                  COL. C                               COL. D
--------------------          -------     -------------------------------      -------------------------------
                                                      Initial                        Costs Capitalized
                                                   Cost to Local                         Subsequent
                                                    Partnership                        to Acquisition
                                          -------------------------------      -------------------------------
                                                              Building
    Description               Encum-                            and                                 Carrying
Operating Properties          brances        Land           Improvements       Improvements         Costs (B)
--------------------          -------     -----------       ------------       -------------       -----------
Country Place I               (A)         $   495,764       $  6,986,985       $     559,715       $        --
 Burtonsville, MD
 (192 units-family
 apartment complex)

Frenchman's Wharf II          (A)           2,543,310          6,099,825             483,131                --
 New Orleans, LA
 (324 units-family
 apartment complex)

Mercy Terrace                 (A)                  --         12,696,941           1,624,112                --
 San Francisco, CA
 (158 units-family
 apartment complex)

Moorings                      (A)             623,492          6,358,194             392,276                --
 Roselle, IL
 (216 units-family
 apartment complex)

Posada Vallarta               (A)             936,579                 --          15,486,926         1,113,666
  Phoenix, AZ
  (336 units-family
  apartment complex)

Princeton Community           (A)             572,228         10,469,952           1,700,552                --
  Village
  Princeton, NJ
  (239 units-family
  apartment complex)

Rolling Green at
  Fall River                  (A)             473,263         10,377,418          2,767,164                 --
  Fall River, MA
  (404 units-family
  apartment complex)


                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
               LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-II
                           LIMITED PARTNERSHIP HAS INVESTED

                                 December 31, 1997

       COL. A                  COL. B                  COL. C                               COL. D
--------------------          -------     -------------------------------      -------------------------------
                                                      Initial                        Costs Capitalized
                                                   Cost to Local                         Subsequent
                                                    Partnership                        to Acquisition
                                          -------------------------------      -------------------------------
                                                              Building
    Description               Encum-                            and                                 Carrying
Operating Properties          brances        Land           Improvements       Improvements         Costs (B)
--------------------          -------     -----------       ------------       -------------       -----------
Wexford Ridge                 (A)             762,475          6,393,494             64,895                 --
 Madison, WI                              -----------       ------------       ------------        -----------
 246 units-family
 apartments complex)

     Sub-total                              6,407,111         59,382,809          23,078,771         1,113,666
                                          -----------       ------------       -------------       -----------

Aggregate of remain-
 ing properties which
 are individually less
 than 5% of the total
 of Column E                                2,713,344         38,378,584          10,054,901            95,661
                                          -----------       ------------       -------------       -----------

     Total                                $ 9,120,455       $ 97,761,393       $  33,133,672       $ 1,209,327
                                          ===========       ============       =============       ===========


                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
              LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-II
                    LIMITED PARTNERSHIP HAS INVESTED - Continued

                                 December 31, 1997

       COL. A                              COL. E                           COL. F        COL. G    COL. H          COL. I
--------------------     -------------------------------------------     ------------     -------   -------    ----------------
                                    Gross amount at which                                                        Life upon
                                 carried at close of period                                                      which dep-
                         -------------------------------------------                       Date                 reciation in
                                          Building                        Accumulated       of                  latest income
    Description                             and                          depreciation     Const-      Date      statement is
Operating Properties        Land        Improvements    Total (C) (D)        (D)          ruction   Acquired   computed (years)
--------------------     -----------    ------------    -------------    ------------     -------   --------   ----------------
Country Place I          $   495,764    $  7,546,700    $  8,042,464     $(4,148,943)       1979      6/83           3-35
 Burtonsville, MD
 (192 units-family
 apartment complex)

Frenchman's Wharf II       2,543,310       6,582,956       9,126,266      (5,726,426)       1981      6/83           25
 New Orleans, LA
 (324 units-family
 apartment complex)

Mercy Terrace                     --      14,321,053      14,321,053      (7,060,915)       1983      6/83           5-30
 San Francisco, CA
 (158 units-family
 apartment complex)

Moorings                     623,727       6,750,235       7,373,962      (3,456,931)       1976      7/83           5-30
 Roselle, IL
 (216 units-family
 apartment complex)

Posada Vallarta              908,458      16,628,713      17,537,171      (5,166,504)       1984      4/83           5-40
  Phoenix, AZ
  (336 units-family
  apartment complex)

Princeton Community          572,228      12,170,504      12,742,732      (6,273,224)       1971      2/84           5-27.5
  Village
  Princeton, NJ
  (239 units-family
  apartment complex)

Rolling Green at
  Fall River                 473,396      13,144,449      13,617,845      (6,774,144)       1975      9/83           5-30
  Fall River, MA
  (404 units-family
  apartment complex)


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
             LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-II
                   LIMITED PARTNERSHIP HAS INVESTED - Continued

                                 December 31, 1997

       COL. A                              COL. E                           COL. F        COL. G    COL. H          COL. I
--------------------     -------------------------------------------     ------------     -------   -------    ----------------
                                    Gross amount at which                                                        Life upon
                                 carried at close of period                                                      which dep-
                         -------------------------------------------                       Date                 reciation in
                                          Building                        Accumulated       of                  latest income
    Description                             and                          depreciation     Const-      Date      statement is
Operating Properties        Land        Improvements    Total (C) (D)        (D)          ruction   Acquired   computed (years)
--------------------     -----------    ------------    -------------    ------------     -------   --------   ----------------
Wexford Ridge                762,475       6,458,389       7,220,864      (3,525,192)       1975      9/83           6-40
 Madison, WI             -----------    ------------    -------------    ------------
 246 units-family
 apartments complex)

     Sub-total           $ 6,379,358    $ 83,602,999    $ 89,982,357     $(42,132,279)
                         -----------    ------------    ------------     ------------

Aggregate of remain-
  ing properties which
  are individually less
  than 5% of the total
  of Column E              3,008,576      48,233,914      51,242,490      (24,587,284)
                         -----------    ------------    ------------     ------------

     Total               $ 9,387,934    $131,836,913    $141,224,847     $(66,719,563)
                         ===========    ============    ============     ============


                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

          NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
            CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP HAS INVESTED

                                 December 31, 1997


(A)  Secures mortgage loans.

(B) Consists of capitalized construction period interest and real estate taxes during construction.

(C) The aggregate cost of land for federal income tax purposes is $10,669,897 and the aggregate cost of buildings and improvements for federal income tax purposes is $149,001,513. The total of the above-mentioned items is $159,671,410.

(D)  Reconciliation of real estate
     -----------------------------


                                                                            For the years ended December 31,
                                                                      ---------------------------------------------
                                                                          1997             1996            1995
                                                                      ------------     ------------    ------------
Balance at beginning of period                                        $162,284,362     $160,860,858    $158,911,927

Additions during period                                                  1,229,434        1,602,926       2,304,108

Deletions during period                                                (22,288,949)        (179,422)       (355,177)
                                                                      ------------     ------------    ------------
Balance at end of period                                              $141,224,847     $162,284,362    $160,860,858
                                                                      ============     ============    ============


     Reconciliation of accumulated depreciation
     ------------------------------------------

                                                                            For the years ended December 31,
                                                                      ---------------------------------------------
                                                                          1997             1996            1995
                                                                      ------------     ------------    ------------
Balance at beginning of period                                        $ 71,778,854     $ 66,489,684    $ 61,408,908

Depreciation expense for the period,
  net of deletions                                                       4,652,181        5,289,170       5,080,776

Adjustments for sales in current year                                   (9,711,472)              --              --
                                                                      ------------     ------------    ------------
Balance at end of period                                              $ 66,719,563     $ 71,778,854    $ 66,489,684
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