Form 10QSB
period 1998-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1998-05-15
CIK 713571

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1998
                                   --------------


Commission file number                0-11973
                                   -------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




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



                                 (301) 468-9200
-------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1998)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                            PAGE
                                                            ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1998 and
            December 31, 1997 . . . . . . . . . . . . .        1

          Statements of Operations - for the three
            months ended March 31, 1998 and 1997  . . .        2

          Statements of Cash Flows - for the three
            months ended March 31, 1998 and 1997  . . .        3

          Notes to Financial Statements . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        14

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . .        18

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        21

Signature   . . . . . . . . . . . . . . . . . . . . . .        22

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        23

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                                                                                 March 31,     December 31,
                                                                                                   1998           1997
                                                                                               -------------   ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  4,025,853    $  4,737,362
Partnership interests held in escrow                                                                918,181         917,927
Cash and cash equivalents                                                                         8,714,529       7,969,815
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $396,269 and $388,811, respectively                                   426,029         432,876
Property purchase costs, net of accumulated amortization of
  $258,640 and $253,580, respectively                                                               293,426         298,022
Other assets                                                                                         16,374          91,028
                                                                                               ------------    ------------

      Total assets                                                                             $ 14,394,392    $ 14,447,030
                                                                                               ============    ============


                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $ 17,731,630    $ 17,359,614
Accrued interest payable                                                                         30,837,479      30,245,542
Accounts payable and accrued expenses                                                                86,898          80,433
                                                                                               ------------    ------------
      Total liabilities                                                                          48,656,007      47,685,589
                                                                                               ------------    ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                                  2,000           2,000
    Limited Partners                                                                             50,015,000      50,015,000
                                                                                               ------------    ------------
                                                                                                 50,017,000      50,017,000
  Less:
    Accumulated distributions to partners                                                        (2,253,712)     (2,253,712)
    Offering costs                                                                               (5,278,980)     (5,278,980)
    Accumulated losses                                                                          (76,745,923)    (75,722,867)
                                                                                               ------------    ------------
      Total partners' deficit                                                                   (34,261,615)    (33,238,559)
                                                                                               ------------    ------------

      Total liabilities and partners' deficit                                                  $ 14,394,392    $ 14,447,030
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               -----------------------------
                                                                                                   1998            1997
                                                                                               ------------    ------------
Share of (loss) income from partnerships                                                       $     (2,620)   $     81,263
                                                                                               ------------    ------------
Other revenue and expenses:
  Revenue:
    Interest and other income                                                                       100,579          33,594
                                                                                               ------------    ------------
  Expenses:
    Interest                                                                                        963,953       1,381,941
    Management fee                                                                                   62,499          62,499
    General and administrative                                                                       53,017          42,859
    Professional fees                                                                                29,028          42,818
    Amortization                                                                                     12,518          12,518
                                                                                               ------------    ------------
                                                                                                  1,121,015       1,542,635
                                                                                               ------------    ------------
       Total other revenue and expenses                                                          (1,020,436)     (1,509,041)
                                                                                               ------------    ------------
Loss before gain on disposition of investment in partnership                                     (1,023,056)     (1,427,778)

Gain on disposition of investment in partnership                                                         --       4,884,657
                                                                                               ------------    ------------
(Loss) income before extraordinary gain from extinguishment of debt                              (1,023,056)      3,456,879

Extraordinary gain from extinguishment of debt                                                           --       1,653,096
                                                                                               ------------    ------------
Net (loss) income                                                                                (1,023,056)      5,109,975

Accumulated losses, beginning of period                                                         (75,722,867)    (79,400,807)
                                                                                               ------------    ------------
Accumulated losses, end of period                                                              $(76,745,923)   $(74,290,832)
                                                                                               ============    ============
(Loss) income allocated to General Partners (1.51%)                                            $    (15,448)   $     77,161
                                                                                               ============    ============
(Loss) income allocated to Initial and Special Limited Partners (1.49%)                        $    (15,244)   $     76,138
                                                                                               ============    ============
(Loss) income allocated to Additional Limited Partners (97%)                                   $   (992,364)   $  4,956,676
                                                                                               ============    ============
(Loss) income per unit of Additional Limited Partnership Interest
  based on 50,000 units outstanding                                                            $     (19.85)   $      99.13
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                 For the three months ended
                                                                                                         March 31,
                                                                                               -----------------------------
                                                                                                   1998            1997
                                                                                               ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                                                            $ (1,023,056)   $  5,109,975

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of loss (income) from partnerships                                                          2,620         (81,263)
    Amortization of deferred costs                                                                   12,518          12,518
    Amortization of discount on purchase money notes                                                372,016         768,749
    Extraordinary gain on extinguishment of debt                                                         --      (1,653,096)
    Gain on disposition of investment in partnership                                                     --      (4,884,657)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                            74,654         (38,318)
      Increase in accrued interest payable                                                          591,937         613,192
      Increase in accounts payable and accrued expenses                                               6,465          17,073
                                                                                               ------------    ------------
         Net cash provided by (used in) operating activities                                         37,154        (135,827)
                                                                                               ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        735,560         188,952
  Proceeds from disposition of investment in partnership                                                 --       5,673,915
  Advances made to local partnerships                                                               (28,000)             --
                                                                                               ------------    ------------
         Net cash provided by investing activities                                                  707,560       5,862,867
                                                                                               ------------    ------------
Cash flows used in financing activities:
  Pay-off of purchase money note and related interest                                                    --      (1,385,154)
                                                                                               ------------    ------------

Net increase in cash and cash equivalents                                                           744,714       4,341,886

Cash and cash equivalents, beginning of period                                                    7,969,815       2,128,849
                                                                                               ------------    ------------

Cash and cash equivalents, end of period                                                       $  8,714,529    $  6,470,735
                                                                                               ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                     $         --    $     92,154
                                                                                               ============    ============

                    The accompanying notes are an integral part
                          of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 1997.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,847,678 (exclusive of unamortized discount on purchase money notes of $1,116,048) plus accrued interest of $30,837,479 as of March 31, 1998, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,050,000 matured on December 31, 1996, and have been extended to January 2, 2000, as discussed below. Purchase money notes in an aggregate principal amount of $1,050,000 and $1,900,000 matured on December 31, 1996 and December 31, 1997, respectively, and have not been paid or extended, as discussed below. Purchase money notes in an aggregate principal amount of $2,380,000 matured on January 1, 1998 and were not paid or extended, as discussed below. Purchase money notes in an aggregate principal amount of $3,150,000, $6,527,500, $1,450,000 and $1,340,178 mature on June 1, 1998,
August 31, 1998, September 1, 1998, and January 1, 1999, respectively, as discussed below. The remaining purchase money notes mature in 2000.

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

     Interest expense on the Partnership's purchase money notes was $963,953 and $1,381,941 for the three months ended March 31, 1998 and 1997, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three months ended March 31, 1998 and 1997 by $372,016 and $768,749, respectively. The accrued interest on the purchase money notes of $30,837,479 and $30,245,542 as of March 31, 1998 and December 31, 1997,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of March 31, 1998 and December 31, 1997, the Partnership had advanced funds to Local Partnerships totaling $352,410 and $324,410, respectively.

                             Arrowhead and Moorings
                             -----------------------

     The local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) has submitted an application to refinance the first mortgages of the Local Partnerships. On March 19, 1998, the Partnership advanced loan application fees and deposits for refinancing costs totaling $14,000 each for Arrowhead and Moorings. On May 7, 1998, the Partnership advanced additional amounts for rate lock fees for Arrowhead and Moorings of $140,000 and $166,000, respectively. The loan refinancings closed on May 14, 1998. It is anticipated that the proceeds from these refinancings will be used to pay purchase money note and surplus cash note obligations of the related Local Partnerships.

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the three months ended March 31, 1998 and 1997.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes matured and were not paid. The default amount

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of May 15, 1998, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the purchase money noteholders, and the transfer documents remain in escrow. As of May 15, 1998, principal and interest totaling $1,480,000 and $1,734,289, respectively, related to Beech Hill I and $900,000 and $1,100,518, respectively, related to Beech Hill II were due.

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the purchase money noteholders, the Partnership's basis in these Local Partnerships as of March 31, 1998, which was $524,897 and $393,284 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

     The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligation as a result of the impending likely loss of ownership interest in the Local Partnerships will result in a net financial statement gain of approximately $2.7 million and $1.6 million for Beech Hill I and Beech Hill II, respectively, during 1998. The federal tax gains are estimated to be approximately $4.7 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.

                                   Chevy Chase
                                   -----------

     The Partnership defaulted on its two purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. The Managing General Partner has successfully negotiated an extension on one of the purchase money notes (the "First Chase Note") in the principal amount of $1,050,000 effective December 1, 1997. In connection with the extension agreement, the Partnership made interest payments totaling $425,000 to the purchase money noteholder. Under the terms of the extension agreement, the maturity date will be January 2, 2000. Additionally, the Partnership has the right and option, but not the obligation, to extend the maturity date to January 5, 2001 by making a payment to the purchase money noteholder in the amount of $275,000 on or before January 2, 1999. Such $275,000 payment shall be applied to accrued interest. The Partnership, if it exercises this option to further extend the maturity date, shall thereafter have the option to purchase the purchase money note for $250,000 if it gives notice of such exercise by January 5, 2000.

     As of May 15, 1998, principal and accrued interest due to the holders of the second purchase money note (the "Second Chase Note") totaling $1,050,000 and $1,973,205, respectively, remain unpaid and unextended. On February 10, 1998, the Partnership was served with a complaint by the two holders of the Second Chase Note filing suit against the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner is presently negotiating a settlement with these noteholders, however, there is no assurance that settlement will be reached and that the Partnership will be able to retain its interest in Chevy Chase. Pursuant to the First Chase Note extension agreement, this attempted

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

exercise of remedies by the holders of the Second Chase Note is a default under the First Chase Note. However, if the litigation is terminated or stayed, or if the remedy of the holders of the Second Chase Note is limited to one-half of the collateral securing the purchase money note (which is the Partnership's interest in Chevy Chase), such action will be deemed not to be a default under the First Chase Note. The uncertainty regarding the continued ownership of the Partnership's interest in Chevy Chase does not impact the Partnership's financial condition, as discussed above. Furthermore, since the purchase money notes are nonrecourse, it is the opinion of the Managing General Partner that it is very unlikely that the holders of the Second Chase Note would receive any award of damages against the Partnership as a result of this suit. As noted above, as of May 15, 1998, settlement discussions were in process which would involve a discounted payoff to the holders of the Second Chase Note. As a provision of this settlement, the local managing general partner would withdraw from the Local Partnership. In the event that this proposed settlement is reached, the new local managing general partner, which would be an affiliate of the Managing General Partner, would continue to pursue financing alternatives to convert the property from subsidized use to market rate, as discussed below.
If settlement discussions are not successful, the Managing General Partner intends to vigorously defend against this action.

     The Managing General Partner and the local managing general partner are individually exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of May 15, 1998. A refinancing cannot be obtained until the litigation involving the two holders of the Second Chase Note is settled, as discussed above. Accordingly, there is no assurance that the property will be converted nor is there any assurance that a refinancing of the mortgage loan will occur.

                                   Deer Grove
                                   ----------

     On March 18, 1997, the local managing general partner of Palatine-Barrington Associates Limited Partnership (Deer Grove) sold the property, a 448-unit apartment complex located in Palatine, Illinois. The sale of the property generated cash proceeds to the Partnership of $3.4 million at closing. The sale resulted in a net financial statement gain in 1997 of approximately $3.4 million. The federal tax gain was approximately $17.8 million.

                    Four Winds West, Princeton and Troy Manor
                    -----------------------------------------

     The Managing General Partner anticipates initiating discussions to obtain extensions of the maturity dates of the purchase money notes relating to Four Winds West Company Limited (Four Winds West), Princeton Community Village Associates (Princeton) and Troy Apartments Limited (Troy Manor) in the aggregate principal amounts of $462,178, $500,000 and $378,000, respectively. These purchase money notes are currently due to mature on January 1, 1999. There is no assurance that an extension will be obtained.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

     The purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) in the principal amount of $3,150,000, initially due to mature on June 1, 1988, were extended to mature on June 1, 1998. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, the Partnership is currently negotiating with the purchase money noteholders to extend the notes to be coterminous with the workout arrangement, which is scheduled to expire on May 31, 2000. As of May 11, 1998, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. Should the Partnership default on these notes, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition, as discussed above.

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

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) have reached a tentative agreement to refinance the property's mortgage loan. If successful, this refinancing would result in a discounted payoff of the Local Partnership's current mortgage and would also result in lower monthly debt service payments for the property. It is anticipated that the refinancing may occur by June 30, 1998. There is, however, no assurance that a refinancing will occur. The Partnership may loan the Local Partnership an estimated $360,000 to close on such refinancing.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     The Managing General Partner and trustees representing the purchase money noteholders related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) are currently negotiating to extend the purchase money notes related to these Local Partnerships. The purchase money notes, with aggregate principal amounts of $4,600,000 and $1,927,500 for Rolling Green at Fall River and Rolling Green at Amherst, respectively, are currently due to mature August 31, 1998. In connection with the potential extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loans related to these Local Partnerships. The parties

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

signed a term sheet to restructure the purchase money notes, and as of May 11, 1998, the parties are working toward a final agreement. There is no assurance that a final agreement will be reached. Accordingly, should the Partnership default on the notes, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition, as discussed above.

                                  Tanglewood II
                                  -------------

     On February 19, 1997, Tanglewood II, a 192-unit apartment complex located in Westwego, Louisiana was sold. The sale of the property generated sufficient proceeds to the Partnership to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale resulted in a net financial statement gain in 1997 of approximately $3.2 million, of which approximately $1.7 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $4.9 million.


                                    Westgate
                                    --------

     The purchase money note relating to Westgate Tower Limited Dividend Housing Associates (Westgate) in the principal amount of $1,450,000 matures on September 1, 1998. The Managing General Partner has requested a five year extension with respect to this purchase money note. As of May 11, 1998, the Managing General Partner had not received a response from the noteholders. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                  Wexford Ridge
                                  -------------

     The Partnership defaulted on its two purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,900,000 and $3,478,549, respectively. The Managing General Partner has successfully negotiated an extension on one of the purchase money notes (the "First Wexford Note") in the principal amount of $950,000 effective April 9, 1998. In connection with the extension agreement, the Partnership made interest payments totaling $350,000 to the purchase money noteholder. Under the terms of the extension agreement, the maturity date will be January 5, 2001. Additionally, the Partnership has the right and option, but not the obligation, to extend the maturity date to January 5, 2002 by making a payment to the purchase money noteholder in the amount of $200,000 on or before January 5, 2000. Such $200,000 payment shall be applied to accrued interest. The Partnership, if it exercises this option to further extend the maturity date,

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

shall thereafter have the option to purchase the purchase money note for $150,000 if it gives notice of such exercise by January 5, 2001.

     As of May 15, 1998, principal and accrued interest due to the holder of the second purchase money note (the "Second Wexford Note") totaling $950,000 and $1,787,570, respectively, remain unpaid and unextended. On April 7, 1998, the Partnership was served with a complaint by the holder of the Second Wexford Note filing suit against the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner is presently negotiating a settlement with this noteholder, however, there is no assurance that settlement will be reached and that the Partnership will be able to retain its interest in Wexford Ridge. Pursuant to the First Wexford Note extension agreement, this attempted exercise of remedies by the holder of the Second Wexford Note is a default under the First Wexford Note. However, if the litigation is terminated or stayed, or if the remedy of the holder of the Second Wexford Note is limited to approximately one-half of the collateral securing the purchase money note (which is the Partnership's interest in Wexford Ridge), such action will be deemed not to be a default under the First Wexford Note. The uncertainty regarding the continued ownership of the Partnership's interest in Wexford Ridge does not impact the Partnership's financial condition, as discussed above. Furthermore, since the purchase money notes are nonrecourse, it is the opinion of the Managing General Partner that it is very unlikely that the holder of the Second Wexford Note would receive any award of damages against the Partnership as a result of this suit. As noted above, as of May 15, 1998, settlement discussions were in process which would involve a discounted payoff to the holder of the Second Wexford Note. As a provision of this settlement, the local managing general partner would withdraw from the Local Partnership. In the event that this proposed settlement is reached, the new local managing general partner, which would be an affiliate of the Managing General Partner, would continue to pursue financing alternatives to convert the property from subsidized use to market rate, as discussed below. If settlement discussions are not successful, the Managing General Partner intends to vigorously defend against this action.

     The Managing General Partner and the local managing general partner are individually exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Wexford Ridge. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of May 15, 1998. A refinancing cannot be obtained until the litigation involving the holder of the Second Wexford Note is settled, as discussed above. Accordingly, there is no assurance that the property will be converted nor is there any assurance that a refinancing of the mortgage loan will occur.

                           Combined Local Partnerships
                           ---------------------------

     The following are combined statements of operations for the twenty Local Partnerships in which the Partnership had invested as of both March 31, 1998 and 1997. The 1997 statements of operations contain information on Tanglewood II and Deer Grove through the respective dates of sale. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the three months ended
                                                   March 31,
                                         -----------------------------
                                             1998             1997
                                         ------------     ------------
Revenue:
  Rental revenue                         $  6,401,127     $  7,341,095
  Other                                       296,215          334,262
                                         ------------     ------------
                                            6,697,342        7,675,357
                                         ------------     ------------
Expenses:
  Operating                                 4,313,117        5,098,642
  Interest                                  1,752,416        2,067,160
  Depreciation and amortization             1,241,981        1,372,521
                                         ------------     ------------
                                            7,307,514        8,538,323
                                         ------------     ------------
Net loss                                 $   (610,172)    $   (862,966)
                                         ============     ============

     As of March 31, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for twelve of the twenty Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $23,917,911 and $23,324,214, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 HAP contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing (soft) second mortgage. The Section 8 HAP contracts for the following properties expire during the government's Fiscal Year 1998.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

                                                   Units Authorized for
                               Number of          Rental Assistance Under       Expiration of Section 8
Property                      Rental Units             Section 8                     HAP Contract
--------                      ------------        -----------------------       -----------------------
Beech Hill I                      200                   39                           08/31/98 (1)
Beech Hill II                     120                   24                           08/31/98 (1)
Chevy Chase Park                  232                  228                           03/23/98
Four Winds West                    62                   62                           04/14/98
Princeton Community Village        23                   26                           07/01/98
Wexford Ridge                     246                  242                           09/30/98


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

4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $34,612 and $29,069 for the three months ended March 31, 1998 and 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three-month periods ended March 31, 1998 and 1997.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-II Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                                     General
                                     -------

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,714,529 (or approximately $169.06 per Additional Limited Partner unit) and $7,969,815 (or approximately $154.61 per Additional Limited Partner unit) as of March 31, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Managing General Partner anticipates that several events, including a potential pay-off of the Chevy Chase and Wexford purchase money notes and a potential loan to Posada Vallarta partially offset by the excess proceeds received by the Partnership from the refinancings of the mortgage loans related to Arrowhead and Moorings may require the net use of approximately $3 million of unrestricted cash resources during the second quarter of 1998.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,847,678 (exclusive of unamortized discount on purchase money notes of $1,116,048) plus accrued interest of $30,837,479 as of March 31, 1998, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,050,000 matured on December 31, 1996, and have been extended to January 2, 2000. Purchase money notes in an aggregate principal amount of $1,050,000 and $1,900,000 matured on December 31, 1996 and December 31, 1997, respectively, and have not been paid or extended. Purchase money notes in an aggregate principal amount of $2,380,000 matured on January 1, 1998 and were not paid or extended. Purchase money notes in an aggregate principal amount of $3,150,000, $6,527,500, $1,450,000 and $1,340,178 mature on
June 1, 1998, August 31, 1998, September 1, 1998, and January 1, 1999, respectively. The remaining purchase money notes mature in 2000. See the notes to the financial statements for additional information pertaining to these purchase money notes.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1998 and 1997, receipt of distributions from Local Partnerships were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership incurred a net loss for the three months ended March 31, 1998 as opposed to net income during the corresponding period in 1997 primarily due to the gain on disposition of investments related to the sales of Tanglewood II and Deer Grove during 1997 and the extraordinary gain from extinguishment of debt related to the Tanglewood II purchase money notes. Contributing to the increase in the Partnership's net loss was a decrease in share of income from partnerships due to increased maintenance and operating costs at two properties. Partially offsetting the increase in the Partnership's net loss was a decrease in interest expense due to the amortization of imputed interest and an increase in interest and other income due to higher cash and cash equivalent balances.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1998 did not include losses of $593,697, compared to excluded losses of $925,383 for the three months ended March 31, 1997.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the three months ended March 31, 1998 and 1997.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of May 15, 1998, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the purchase money noteholders, and the transfer documents remain in escrow. As of May 15, 1998, principal and interest totaling $1,480,000 and $1,734,289, respectively, related to Beech Hill I and $900,000 and $1,100,518, respectively, related to Beech Hill II were due.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the purchase money noteholders, the Partnership's basis in these Local Partnerships as of March 31, 1998, which was $524,897 and $393,284 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

     The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligation as a result of the impending likely loss of ownership interest in the Local Partnerships will result in a net financial statement gain of approximately $2.7 million and $1.6 million for Beech Hill I and Beech Hill II, respectively, during 1998. The federal tax gains are estimated to be approximately $4.7 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.

                                   Chevy Chase
                                   -----------

     The Partnership defaulted on its two purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. The Managing General Partner has successfully negotiated an extension on one of the purchase money notes (the "First Chase Note") in the principal amount of $1,050,000 effective December 1, 1997. In connection with the extension agreement, the Partnership made interest payments totaling $425,000 to the purchase money noteholder. Under the terms of the extension agreement, the maturity date will be January 2, 2000. Additionally, the Partnership has the right and option, but not the obligation, to extend the maturity date to January 5, 2001 by making a payment to the purchase money noteholder in the amount of $275,000 on or before January 2, 1999. Such $275,000 payment shall be applied to accrued interest. The Partnership, if it exercises this option to further extend the maturity date, shall thereafter have the option to purchase the purchase money note for $250,000 if it gives notice of such exercise by January 5, 2000.

     As of May 15, 1998, principal and accrued interest due to the holders of the second purchase money note (the "Second Chase Note") totaling $1,050,000 and $1,973,205, respectively, remain unpaid and unextended. On February 10, 1998, the Partnership was served with a complaint by the two holders of the Second Chase Note filing suit against the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner is presently negotiating a settlement with these noteholders, however, there is no assurance that settlement will be reached and that the Partnership will be able to retain its interest in Chevy Chase. Pursuant to the First Chase Note extension agreement, this attempted exercise of remedies by the holders of the Second Chase Note is a default under the First Chase Note. However, if the litigation is terminated or stayed, or if the remedy of the holders of the Second Chase Note is limited to one-half of the collateral securing the purchase money note (which is the Partnership's interest in Chevy Chase), such action will be deemed not to be a default under the First Chase Note. The uncertainty regarding the continued ownership of the Partnership's interest in Chevy Chase does not impact the Partnership's financial condition, as discussed above. Furthermore, since the purchase money notes are nonrecourse, it is the opinion of the Managing General Partner that it is very unlikely that the holders of the Second Chase Note would receive any award of damages against the Partnership as a result of this suit. As noted

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

above, as of May 15, 1998, settlement discussions were in process which would involve a discounted payoff to the holders of the Second Chase Note. As a provision of this settlement, the local managing general partner would withdraw from the Local Partnership. In the event that this proposed settlement is reached, the new local managing general partner, which would be an affiliate of the Managing General Partner, would continue to pursue financing alternatives to convert the property from subsidized use to market rate, as discussed below. If settlement discussions are not successful, the Managing General Partner intends to vigorously defend against this action.

     The Managing General Partner and the local managing general partner are individually exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of May 15, 1998. A refinancing cannot be obtained until the litigation involving the two holders of the Second Chase Note is settled, as discussed above. Accordingly, there is no assurance that the property will be converted nor is there any assurance that a refinancing of the mortgage loan will occur.

                                  Wexford Ridge
                                  -------------

     The Partnership defaulted on its two purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) on December 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,900,000 and $3,478,549, respectively. The Managing General Partner has successfully negotiated an extension on one of the purchase money notes (the "First Wexford Note") in the principal amount of $950,000 effective April 9, 1998. In connection with the extension agreement, the Partnership made interest payments totaling $350,000 to the purchase money noteholder. Under the terms of the extension agreement, the maturity date will be January 5, 2001. Additionally, the Partnership has the right and option, but not the obligation, to extend the maturity date to January 5, 2002 by making a payment to the purchase money noteholder in the amount of $200,000 on or before January 5, 2000. Such $200,000 payment shall be applied to accrued interest. The Partnership, if it exercises this option to further extend the maturity date, shall thereafter have the option to purchase the purchase money note for $150,000 if it gives notice of such exercise by January 5, 2001.

     As of May 15, 1998, principal and accrued interest due to the holder of the second purchase money note (the "Second Wexford Note") totaling $950,000 and $1,787,570, respectively, remain unpaid and unextended. On April 7, 1998, the Partnership was served with a complaint by the holder of the Second Wexford Note filing suit against the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner is presently negotiating a settlement with this noteholder, however, there is no assurance that settlement will be reached and that the Partnership will be able to retain its interest in Wexford Ridge. Pursuant to the First Wexford Note extension agreement, this attempted exercise of remedies by the holder of the Second Wexford Note is a default under the First Wexford Note. However, if the litigation is terminated or stayed, or if the remedy of the holder of the Second Wexford Note is limited to approximately one-half of the collateral securing the purchase money note (which is the Partnership's interest in Wexford Ridge), such action will be deemed not to be a default under the First Wexford Note. The uncertainty regarding the continued ownership of

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

the Partnership's interest in Wexford Ridge does not impact the Partnership's financial condition, as discussed above. Furthermore, since the purchase money notes are nonrecourse, it is the opinion of the Managing General Partner that it is very unlikely that the holder of the Second Wexford Note would receive any award of damages against the Partnership as a result of this suit. As noted above, as of May 15, 1998, settlement discussions were in process which would involve a discounted payoff to the holder of the Second Wexford Note. As a provision of this settlement, the local managing general partner would withdraw from the Local Partnership. In the event that this proposed settlement is reached, the new local managing general partner, which would be an affiliate of the Managing General Partner, would continue to pursue financing alternatives to convert the property from subsidized use to market rate, as discussed below. If settlement discussions are not successful, the Managing General Partner intends to vigorously defend against this action.

     The Managing General Partner and the local managing general partner are individually exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Wexford Ridge. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of May 15, 1998. A refinancing cannot be obtained until the litigation involving the holder of the Second Wexford Note is settled, as discussed above. Accordingly, there is no assurance that the property will be converted nor is there any assurance that a refinancing of the mortgage loan will occur.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1998.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                         -----------------------------------------------
                                       (Registrant)

                         by: C.R.I., Inc.
                             Managing General Partner



May 15, 1998                 by: /s/ Michael J. Tuszka
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