Form 10QSB
period 1998-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1998-08-10
CIK 713571

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1998
                                   -------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1998)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998



                                                            PAGE
                                                            ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 and
            December 31, 1997 . . . . . . . . . . . . .        1

          Statements of Operations - for the three and six
            months ended June 30, 1998 and 1997 . . . .        2

          Statements of Cash Flows - for the six
            months ended June 30, 1998 and 1997 . . . .        3

          Notes to Financial Statements . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        15

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . .        19

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        22

Signature   . . . . . . . . . . . . . . . . . . . . . .        23

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        24

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  BALANCE SHEETS

                                      ASSETS

                                                                                                 June 30,        December 31,
                                                                                                   1998             1997
                                                                                               ------------      ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  4,110,156      $  4,737,362
Partnership interests held in escrow                                                                920,585           917,927
Cash and cash equivalents                                                                        12,726,539         7,969,815
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $402,506 and $388,811, respectively                                   419,181           432,876
Property purchase costs, net of accumulated amortization of
  $262,773 and $253,580, respectively                                                               288,829           298,022
Other assets                                                                                         27,555            91,028
                                                                                               ------------      ------------

      Total assets                                                                             $ 18,492,845      $ 14,447,030
                                                                                               ============      ============


                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $ 18,103,646      $ 17,359,614
Accrued interest payable                                                                         31,050,913        30,245,542
Accounts payable and accrued expenses                                                               120,499            80,433
                                                                                               ------------      ------------
      Total liabilities                                                                          49,275,058        47,685,589
                                                                                               ------------      ------------

Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                                  2,000             2,000
    Limited Partners                                                                             50,015,000        50,015,000
                                                                                               ------------      ------------
                                                                                                 50,017,000        50,017,000
  Less:
    Accumulated distributions to partners                                                        (2,253,712)       (2,253,712)
    Offering costs                                                                               (5,278,980)       (5,278,980)
    Accumulated losses                                                                          (73,266,521)      (75,722,867)
                                                                                               ------------      ------------
      Total partners' deficit                                                                   (30,782,213)      (33,238,559)
                                                                                               ------------      ------------

      Total liabilities and partners' deficit                                                  $ 18,492,845      $ 14,447,030
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                  For the three months ended        For the six months ended
                                                                            June 30,                         June 30,
                                                                 -----------------------------    -----------------------------
                                                                     1998             1997            1998             1997
                                                                 ------------     ------------    ------------     ------------
Share of income from partnerships                                $  4,498,827     $    245,347    $  4,496,207     $    326,610
                                                                 ------------     ------------    ------------     ------------

Other revenue and expenses:
  Revenue:
    Interest and other income                                         133,636           88,529         234,215          122,123
                                                                 ------------     ------------    ------------     ------------
  Expenses:
    Interest                                                          963,953        1,391,001       1,927,906        2,772,942
    Management fee                                                     62,499           62,499         124,998          124,998
    General and administrative                                         86,230           61,455         139,247          104,314
    Professional fees                                                  30,009          265,811          59,037          308,629
    Amortization                                                       10,370           12,518          22,888           25,036
                                                                 ------------     ------------    ------------     ------------
                                                                    1,153,061        1,793,284       2,274,076        3,335,919
                                                                 ------------     ------------    ------------     ------------
       Total other revenue and expenses                            (1,019,425)      (1,704,755)     (2,039,861)      (3,213,796)
                                                                 ------------     ------------    ------------     ------------

Income (loss) before gain on disposition of
  investments in partnerships                                       3,479,402       (1,459,408)      2,456,346       (2,887,186)

Gain on disposition of investments in partnerships                         --           19,216              --        4,903,873
                                                                 ------------     ------------    ------------     ------------
Income (loss) before extraordinary gain from
  extinguishment of debt                                            3,479,402       (1,440,192)      2,456,346        2,016,687

Extraordinary gain from extinguishment of debt                             --               --              --        1,653,096
                                                                 ------------     ------------    ------------     ------------
Net income (loss)                                                   3,479,402       (1,440,192)      2,456,346        3,669,783

Accumulated losses, beginning of period                           (76,745,923)     (74,290,832)    (75,722,867)     (79,400,807)
                                                                 ------------     ------------    ------------     ------------

Accumulated losses, end of period                                $(73,266,521)    $(75,731,024)   $(73,266,521)    $(75,731,024)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                       STATEMENTS OF OPERATIONS - Continued

                                  (Unaudited)


                                                                  For the three months ended        For the six months ended
                                                                            June 30,                         June 30,
                                                                 -----------------------------    -----------------------------
                                                                     1998             1997            1998             1997
                                                                 ------------     ------------    ------------     ------------
Income (loss) allocated to General Partners (1.51%)              $     52,539     $    (21,747)   $     37,091     $     55,414
                                                                 ============     ============    ============     ============

Income (loss) allocated to Initial and Special
  Limited Partners (1.49%)                                       $     51,843     $    (21,459)   $     36,600     $     54,679
                                                                 ============     ============    ============     ============

Income (loss) allocated to Additional Limited Partners (97%)     $  3,375,020     $ (1,396,986)   $  2,382,655     $  3,559,690
                                                                 ============     ============    ============     ============

Income (loss) per unit of Additional Limited Partnership
  Interest based on 50,000 units outstanding                     $      67.50     $     (27.94)   $      47.65     $      71.19
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                     CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                               -----------------------------
                                                                                                   1998             1997
                                                                                               ------------     ------------
Cash flows from operating activities:
  Net income                                                                                   $  2,456,346     $  3,669,783

  Adjustments to reconcile net income to net cash used in
    operating activities:
    Share of income from partnerships                                                            (4,496,207)        (326,610)
    Amortization of deferred costs                                                                   22,888           25,036
    Amortization of discount on purchase money notes                                                744,032        1,567,813
    Extraordinary gain from extinguishment of debt                                                       --       (1,653,096)
    Gain on disposition of investments in partnerships                                                   --       (4,903,873)
    Payment of purchase money note interest                                                        (378,503)         (32,926)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                            63,473          (17,303)
      Increase in accrued interest payable                                                        1,183,874        1,205,129
      Increase in accounts payable and accrued expenses                                              40,066           21,635
                                                                                               ------------     ------------
         Net cash used in operating activities                                                     (364,031)        (444,412)
                                                                                               ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                      5,270,755          344,520
  Proceeds from disposition of investments in partnerships                                               --        5,643,131
  Advances made to partnerships                                                                    (789,000)         (28,000)
  Repayment of advances made to partnerships                                                        639,000               --
                                                                                               ------------     ------------
         Net cash provided by investing activities                                                5,120,755        5,959,651
                                                                                               ------------     ------------
Cash flows from financing activities:
  Pay-off of purchase money note and related interest                                                    --       (1,385,154)
                                                                                               ------------     ------------
         Net cash used in financing activities                                                           --       (1,385,154)
                                                                                               ------------     ------------
Net increase in cash and cash equivalents                                                         4,756,724        4,130,085

Cash and cash equivalents, beginning of period                                                    7,969,815        2,128,849
                                                                                               ------------     ------------
Cash and cash equivalents, end of period                                                       $ 12,726,539     $  6,258,934
                                                                                               ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                     $    378,503     $    125,080
                                                                                               ============     ============

                  The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 1998, and the results of its operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,847,678 (exclusive of unamortized discount on purchase money notes of $744,032) plus accrued interest of $31,050,913 as of June 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,050,000 matured on December 31, 1996, and have been extended to January 2, 2000, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000, $1,900,000, $2,380,000, and $3,150,000 matured on December 31, 1996, December 31, 1997, January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended. Purchase money notes in the aggregate principal amounts of $6,527,500, $1,450,000 and $1,340,178 mature on August 31, 1998, September 1, 1998, and January 1, 1999, respectively, as discussed below. The remaining purchase money notes mature in 2000.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the outstanding principal of, and accrued interest on, the purchase money notes. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

     Interest expense on the Partnership's purchase money notes was $963,953 and $1,927,906 for the three and six months ended June 30, 1998, respectively, and $1,391,001 and $2,772,942 for the three and six months ended June 30, 1997, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended June 30, 1998 by $372,016 and $744,032, respectively, and by $799,064 and $1,567,813 for the three and six months ended June 30, 1997, respectively. The accrued interest on the purchase money notes of $31,050,913 and $30,245,542 as of June 30, 1998 and December 31, 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of June 30, 1998 and December 31, 1997, the Partnership had advanced funds to Local Partnerships totaling $474,410 and $324,410, respectively.

                             Arrowhead and Moorings
                             -----------------------

     On May 7, 1998, the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) closed on refinancings of the first mortgages of the Local Partnerships. In connection with the refinancings, on March 19, 1998, the Partnership advanced loan application fees and deposits for refinancing costs totaling $14,000 each for Arrowhead and Moorings. On May 7, 1998, the Partnership advanced additional amounts for rate lock fees for Arrowhead and Moorings of $140,000 and $166,000, respectively. The proceeds from these refinancings were subsequently used to pay, at a discount, purchase money note obligations of the related Local Partnerships. Additionally, the Partnership received $1,542,691 and $3,850,304 as of July 15, 1998 from Arrowhead and Moorings, respectively, from the proceeds of the refinancings. The refinancing proceeds received by the Partnership during and subsequent to closing exceeded the Partnership's remaining investments in the respective Local Partnerships by approximately $1.3 million and $3 million as of June 30, 1998 for Arrowhead and Moorings, respectively, and are included in share of income from partnerships in the consolidated statements of operations.

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the purchase money noteholders of Beech Hill I and Beech Hill II all annual

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the three months ended June 30, 1998 and 1997.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of August 10, 1998, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the purchase money noteholders, and the transfer documents remain in escrow. As of August 10, 1998, principal and accrued interest totaling $1,480,000 and $1,766,038, respectively, related to Beech Hill I and $900,000 and $1,119,825, respectively, related to Beech Hill II were due.

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the purchase money noteholders, the Partnership's basis in these Local Partnerships as of June 30, 1998, which was $521,591 and $398,994 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

     The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligation as a result of the impending likely loss of ownership interest in the Local Partnerships will result in a net financial statement gain of approximately $2.7 million and $1.6 million for Beech Hill I and Beech Hill II, respectively, during 1998. The federal tax gains are estimated to be approximately $4.7 million and $3 million for Beech Hill I and Beech Hill II, respectively.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of August 10, 1998, principal and accrued interest due to the holders of the second purchase money note (the "Second Chase Note") totaling $1,050,000 and $2,008,003, respectively, remain unpaid and unextended. On February 10, 1998, the Partnership was served with a complaint by the two holders of the Second Chase Note filing suit against the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. As of July 29, 1998, the parties agreed to a settlement which involves a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. In connection with this settlement, the Local General Partner would withdraw from the Local Partnership, and the property management agent, which is an affiliate of the Local General Partner, will terminate one hundred eighty days after the closing, which is presently scheduled for October 5, 1998. Further, the Partnership would receive the interests of the Local General Partner and its affiliates in the First Chase Note, which is approximately 5%. The Partnership has the right to terminate the agreement no later than September 28, 1998, in which case the parties will extend the maturity date of the Second Chase Note to January 31, 2000, and the Partnership and CRHC will grant the holders thereof the option, effective January 1, 1999 through June 30, 1999, to purchase the interests of the Partnership and CRHC in the Local Partnership for the outstanding balance on the Second Chase Note. As part of the settlement agreement, on July 29, 1998, the Partnership put in escrow $125,000 to be applied against the principal balance of the Second Chase Note should there be a default.

     The Managing General Partner and the local managing general partner are individually exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of August 10, 1998. A refinancing cannot be obtained until the litigation involving the two holders of the Second Chase Note is settled, as discussed above. Accordingly, there is no assurance that the property will be converted, nor is there any assurance that a refinancing of the mortgage loan will occur.

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

                    Four Winds West, Princeton and Troy Manor
                    -----------------------------------------

     The Managing General Partner anticipates initiating discussions to obtain extensions of the maturity dates of the purchase money notes relating to Four Winds West Company Limited (Four Winds West), Princeton Community Village Associates (Princeton) and Troy Apartments Limited (Troy Manor) in the aggregate principal amounts of $462,178, $500,000 and $378,000, respectively. These

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

purchase money notes are currently due to mature on January 1, 1999. There is no assurance that extensions will be obtained.

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were extended to mature on June 1, 1998. As of August 10, 1998, principal and accrued interest totaling $3,150,000 and $5,131,537, respectively, were due. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, the Partnership is currently negotiating with the purchase money noteholders to extend the notes to be coterminous with the workout arrangement, which is scheduled to expire on May 31, 2000. As of August 10, 1998, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition, as discussed above.

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

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. This refinancing resulted in a discounted payoff of the Local Partnership's current mortgage, which will result in cancellation of debt income for the Partnership's 1998 tax year. In connections with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of August 10, 1998, $300,000 of the advances had been repaid to the Partnership.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     The Managing General Partner and trustees representing the purchase money noteholders related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) are currently negotiating to extend the purchase money notes related to these Local Partnerships. The purchase money notes, with aggregate principal amounts of $4,600,000 and $1,927,500 for Rolling Green at Fall River and Rolling Green at Amherst, respectively, are currently due to mature August 31, 1998. In

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

connection with the potential extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loans related to these Local Partnerships. The parties have signed a term sheet to restructure the purchase money notes, and as of August 10, 1998, the parties are working toward a final agreement. There is no assurance that a final agreement will be reached. Accordingly, should the Partnership default on the notes, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition, as discussed above.

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

                                    Westgate
                                    --------

     The purchase money note relating to Westgate Tower Limited Dividend Housing Associates (Westgate) in the principal amount of $1,450,000 matures on September 1, 1998. The noteholders have accepted the Managing General Partner's request for a five year extension with respect to this purchase money note. As of August 10, 1998, the parties are working toward formalizing the extension.
There is no assurance that the parties will agree on the final form of the documentation. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

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

     As of August 10, 1998, principal and accrued interest due to the holder of the second and third purchase money notes (collectively, the "Second Wexford Notes") totaling $950,000 and $1,816,764, respectively, remain unpaid and unextended. On April 7, 1998, the Partnership was served with a complaint by the holder of the Second Wexford Notes filing suit against the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. As of July 29, 1998, the parties agreed to a settlement which involves a discounted payoff to the holder of the Second Wexford Notes, subject to the Partnership's satisfaction with the results of its due diligence. In connection with this settlement, the Local General Partner would withdraw from the Local Partnership, and the property management agent, which is an affiliate of the Local General Partner, will terminate one hundred eighty days after the closing, which is presently scheduled for October 5, 1998. Further, the Partnership would receive the interests of the Local General Partner and its affiliates in the First Wexford Note, which is approximately 5%. The Partnership has the right to terminate the agreement no later than September 28, 1998, in which case the parties will extend the maturity date of the Second Wexford Notes to January 31, 2000, and the Partnership and CRHC will grant the holder thereof the option, effective January 1, 1999 through June 30, 1999, to purchase the interests of the Partnership and CRHC in the Local Partnership for the outstanding balance on the Second Wexford Notes. As part of the settlement agreement, on July 29, 1998, the Partnership put in escrow $125,000 to be applied against the principal balance of the Second Wexford Notes should there be a default.

     The Managing General Partner and the local managing general partner are individually exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Wexford Ridge. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of August 10, 1998. A refinancing cannot be obtained until the litigation involving the holder of the Second Wexford Note is settled, as discussed above. Accordingly, there is no assurance that the property will be converted nor is there any assurance that a refinancing of the mortgage loan will occur.

                           Combined Local Partnerships
                           ---------------------------

     Following are combined statements of operations for the twenty Local Partnerships in which the Partnership had invested as of both June 30, 1998 and 1997. The 1997 statements of operations contain information on Tanglewood II and Deer Grove through the respective dates of sale. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                For the three months ended        For the six months ended
                                                                          June 30,                         June 30,
                                                               -----------------------------    -----------------------------
                                                                   1998             1997            1998             1997
                                                               ------------     ------------    ------------     ------------
Revenue:
  Rental revenue                                               $  6,398,236     $  6,253,627    $ 12,799,363     $ 13,594,722
  Other                                                             308,779          313,280         604,994          647,542
                                                               ------------     ------------    ------------     ------------
     Total revenue                                                6,707,015        6,566,907      13,404,357       14,242,264
                                                               ------------     ------------    ------------     ------------
Expenses:
  Operating                                                       4,167,496        4,169,260       8,480,613        9,267,902
  Interest                                                        1,752,419        1,626,408       3,504,835        3,693,568
  Depreciation and amortization                                   1,241,976        1,206,743       2,483,957        2,579,264
                                                               ------------     ------------    ------------     ------------
     Total expenses                                               7,161,891        7,002,411      14,469,405       15,540,734
                                                               ------------     ------------    ------------     ------------
Net loss                                                       $   (454,876)    $   (435,504)   $ (1,065,048)    $(1,298,470)
                                                               ============     ============    ============     ============


     As of June 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for twelve of the twenty Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $24,511,603 and $23,324,214, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 HAP contracts with rents at less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, these rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

                                                        Units Authorized for
                                Number of              Rental Assistance Under       Expiration of Section 8
Property                      Rental Units                  Section 8                     HAP Contract
--------                      ------------             -----------------------       -----------------------
Beech Hill I                      200                             39                      08/31/98 (1)
Beech Hill II                     120                             24                      08/31/98 (1)
Chevy Chase Park                  232                            228                      03/23/98
Four Winds West                    62                             62                      04/14/98
Princeton Community Village       239                             26                      07/01/98
Wexford Ridge                     246                            242                      09/30/98


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


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $72,416 and $107,028 for the three and six months ended June 30, 1998, respectively and $43,284 and $72,353 for the three and six months ended June 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 and $124,998 for the three and six months ended June 30, 1998, respectively, and like amounts for the three and six months ended June 30, 1997, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-II Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs sponsored by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 contracts with rents at less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, the rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration
(FHA) will be subject to the Mark-to-Market legislation.

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

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The mortgage loans on
Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $12,726,539 (or approximately $246.89 per Additional Limited Partner unit) and $7,969,815 (or approximately $154.61 per Additional Limited Partner unit) as of June 30, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. However, see the discussion below regarding the upcoming maturity of many of the Partnership's purchase money notes.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,847,678 (exclusive of unamortized discount on purchase money notes of $744,032) plus accrued interest of $31,050,913 as of June 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase Money Notes in an aggregate principal amount of $1,050,000 matured on December 31, 1996, and have been extended to January 2, 2000, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000, $1,900,000, $2,380,000, and $3,150,000 matured on December 31, 1996, December 31, 1997, January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended. Purchase money notes in the aggregate principal amounts of $6,527,500, $1,450,000 and $1,340,178 mature on August 31, 1998, September 1, 1998, and January 1, 1999, respectively, as discussed in the notes to the consolidated financial

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

statements. The remaining purchase money notes mature in 2000. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the outstanding principal of, and accrued interest on, the purchase money notes. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership.
The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1998 and 1997, receipt of distributions from Local Partnerships were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three months ended June 30, 1998 as opposed to net loss during the corresponding period in 1997 primarily due to the receipt of proceeds from the refinancing of the first mortgages of Arrowhead and Moorings during the second quarter of 1998. Contributing to the increase in the Partnership's net income was a decrease in interest expense due to lower amortization of imputed interest primarily due to the retirement of the purchase money note related to the Tanglewood II sale in 1997 and a decrease in professional fees due to legal costs incurred for litigation involving Arrowhead and Moorings in 1997.

     The Partnership's net income for the six months ended June 30, 1998 decreased over the corresponding period in 1997 primarily due to a gain on disposition of investment in partnership and an extraordinary gain from

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

extinguishment of debt related to the Tanglewood II and Deer Grove sales in 1997. Partially offsetting the decrease in the Partnership's net income was an increase in share of income from partnerships, a decrease in interest expense and a decrease in professional fees, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1998 did not include losses of $593,692 and $1,187,389, respectively, compared to excluded losses of $668,950 and $1,594,333, respectively, for the three and six months ended June 30, 1997.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the purchase money noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the three months ended June 30, 1998 and 1997.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of August 10, 1998, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the purchase money noteholders, and the transfer documents remain in escrow. As of August 10, 1998, principal and accrued interest totaling $1,480,000 and $1,766,038, respectively, related to Beech Hill I and $900,000 and $1,119,825, respectively, related to Beech Hill II were due.

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the purchase money noteholders, the Partnership's basis in these Local Partnerships as of June 30, 1998, which was $521,591 and $398,994 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

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

     As of August 10, 1998, principal and accrued interest due to the holders of the second purchase money note (the "Second Chase Note") totaling $1,050,000 and $2,008,003, respectively, remain unpaid and unextended. On February 10, 1998, the Partnership was served with a complaint by the two holders of the Second Chase Note filing suit against the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. As of July 29, 1998, the parties agreed to a settlement which involves a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. In connection with this settlement, the Local General Partner would withdraw from the Local Partnership, and the property management agent, which is an affiliate of the Local General Partner, will terminate one hundred eighty days after the closing, which is presently scheduled for October 5, 1998. Further, the Partnership would receive the interests of the Local General Partner and its affiliates in the First Chase Note, which is approximately 5%. The Partnership has the right to terminate the agreement no later than September 28, 1998, in which case the parties will extend the maturity date of the Second Chase Note to January 31, 2000, and the Partnership and CRHC will grant the holders thereof the option, effective January 1, 1999 through June 30, 1999, to purchase the interests of the Partnership and CRHC in the Local Partnership for the outstanding balance on the Second Chase Note. As part of the settlement agreement, on July 29, 1998, the Partnership put in escrow $125,000 to be applied against the principal balance of the Second Chase Note should there be a default.

     The Managing General Partner and the local managing general partner are individually exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of August 10, 1998. A refinancing cannot be obtained until the litigation involving the two holders of the Second Chase Note is settled, as discussed above. Accordingly, there is no assurance that the property will be converted, nor is there any assurance that a refinancing of the mortgage loan will occur.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were extended to mature on June 1, 1998. As of August 10, 1998, principal and accrued interest totaling $3,150,000 and $5,131,537, respectively, were due. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, the Partnership is currently negotiating with the purchase money noteholders to extend the notes to be coterminous with the workout arrangement, which is scheduled to expire on May 31, 2000. As of August 10, 1998, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition, as discussed above.

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

     As of August 10, 1998, principal and accrued interest due to the holder of the second and third purchase money notes (collectively, the "Second Wexford Notes") totaling $950,000 and $1,816,764, respectively, remain unpaid and unextended. On April 7, 1998, the Partnership was served with a complaint by the holder of the Second Wexford Notes filing suit against the Partnership, the Managing General Partner and CRHC, Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. As of July 29, 1998, the

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

parties agreed to a settlement which involves a discounted payoff to the holder of the Second Wexford Notes, subject to the Partnership's satisfaction with the results of its due diligence. In connection with this settlement, the Local General Partner would withdraw from the Local Partnership, and the property management agent, which is an affiliate of the Local General Partner, will terminate one hundred eighty days after the closing, which is presently scheduled for October 5, 1998. Further, the Partnership would receive the interests of the Local General Partner and its affiliates in the First Wexford Note, which is approximately 5%. The Partnership has the right to terminate the agreement no later than September 28, 1998, in which case the parties will extend the maturity date of the Second Wexford Notes to January 31, 2000, and the Partnership and CRHC will grant the holder thereof the option, effective January 1, 1999 through June 30, 1999, to purchase the interests of the Partnership and CRHC in the Local Partnership for the outstanding balance on the Second Wexford Notes. As part of the settlement agreement, on July 29, 1998, the Partnership put in escrow $125,000 to be applied against the principal balance of the Second Wexford Notes should there be a default.

     The Managing General Partner and the local managing general partner are individually exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Wexford Ridge. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of August 10, 1998. A refinancing cannot be obtained until the litigation involving the holder of the Second Wexford Note is settled, as discussed above. Accordingly, there is no assurance that the property will be converted nor is there any assurance that a refinancing of the mortgage loan will occur.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1998.

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

                         CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                         -----------------------------------------------
                                       (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



August 10, 1998              by: /s/ Michael J. Tuszka
---------------                  ---------------------------------------
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