Form 10QSB
period 1998-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1998-11-16
CIK 713571

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1998
                                   ------------------


Commission file number                   0-11973
                                   ------------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1998)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                            PAGE
                                                            ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1998 and
            December 31, 1997 . . . . . . . . . . . . .        1

          Statements of Operations and Accumulated
            Losses - for the three and nine
            months ended September 30, 1998 and 1997  .        2

          Statements of Cash Flows - for the nine
            months ended September 30, 1998 and 1997  .        4

          Notes to Financial Statements -
            September 30, 1998 and 1997 . . . . . . . .        5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        17

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . .        22

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        23

Signature   . . . . . . . . . . . . . . . . . . . . . .        24

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        25

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                   BALANCE SHEETS

                                       ASSETS

                                                                                                September 30,    December 31,
                                                                                                    1998            1997
                                                                                                ------------     ------------
                                                                                                 (Unaudited)
Investments in and advances to partnerships                                                     $  3,929,634     $  4,737,362
Partnership interests held in escrow                                                                 921,914          917,927
Cash and cash equivalents                                                                         12,991,892        7,969,815
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $409,354 and $388,811, respectively                                    412,333          432,876
Property purchase costs, net of accumulated amortization of
  $267,370 and $253,580, respectively                                                                284,232          298,022
Other assets                                                                                          39,918           91,028
                                                                                                ------------     ------------

      Total assets                                                                              $ 18,579,923     $ 14,447,030
                                                                                                ============     ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                              $ 18,225,662     $ 17,359,614
Accrued interest payable                                                                          31,629,153       30,245,542
Accounts payable and accrued expenses                                                                131,694           80,433
                                                                                                ------------     ------------
      Total liabilities                                                                           49,986,509       47,685,589
                                                                                                ------------     ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              50,015,000       50,015,000
                                                                                                ------------     ------------
                                                                                                  50,017,000       50,017,000

  Less:
    Accumulated distributions to partners                                                         (2,253,712)      (2,253,712)
    Offering costs                                                                                (5,278,980)      (5,278,980)
    Accumulated losses                                                                           (73,890,894)     (75,722,867)
                                                                                                ------------     ------------
      Total partners' deficit                                                                    (31,406,586)     (33,238,559)
                                                                                                ------------     ------------

      Total liabilities and partners' deficit                                                   $ 18,579,923     $ 14,447,030
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

                            AND ACCUMULATED LOSSES

                                  (Unaudited)

                                                               For the three months ended         For the nine months ended
                                                                      September 30,                     September 30,
                                                              -----------------------------     -----------------------------
                                                                  1998             1997             1998             1997
                                                              ------------     ------------     ------------     ------------
Share of income from partnerships                             $    325,353     $  2,549,254     $  4,821,560     $  2,875,864
                                                              ------------     ------------     ------------     ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                      173,289          102,310          407,504          224,433
                                                              ------------     ------------     ------------     ------------

  Expenses:
    Interest                                                       963,953        1,355,885        2,891,859        4,128,827
    Management fee                                                  62,499           62,499          187,497          187,497
    General and administrative                                      62,385           55,309          201,632          159,623
    Professional fees                                               22,733           25,524           81,770          334,153
    Amortization                                                    11,445           12,518           34,333           37,554
                                                              ------------     ------------     ------------     ------------
                                                                 1,123,015        1,511,735        3,397,091        4,847,654
                                                              ------------     ------------     ------------     ------------
       Total other revenue and expenses                           (949,726)      (1,409,425)      (2,989,587)      (4,623,221)
                                                              ------------     ------------     ------------     ------------

(Loss) income before gain on disposition of
  investments in partnerships                                     (624,373)       1,139,829        1,831,973       (1,747,357)

Gain on disposition of investments in partnerships                      --               --               --        4,903,873
                                                              ------------     ------------     ------------     ------------
(Loss) income before extraordinary gain from
  extinguishment of debt                                          (624,373)       1,139,829        1,831,973        3,156,516

Extraordinary gain from extinguishment of debt                          --               --               --        1,653,096
                                                              ------------     ------------     ------------     ------------
Net (loss) income                                                 (624,373)       1,139,829        1,831,973        4,809,612

Accumulated losses, beginning of period                        (73,266,521)     (75,731,024)     (75,722,867)     (79,400,807)
                                                              ------------     ------------     ------------     ------------
Accumulated losses, end of period                             $(73,890,894)    $(74,591,195)    $(73,890,894)    $(74,591,195)
                                                              ============     ============     ============     ============

                                   (Continued)

                  The accompanying notes are an integral part
                        of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                        AND ACCUMULATED LOSSES - Continued

                                     (Unaudited)


                                                               For the three months ended         For the nine months ended
                                                                      September 30,                     September 30,
                                                              -----------------------------     -----------------------------
                                                                  1998             1997             1998             1997
                                                              ------------     ------------     ------------     ------------
Net (loss) income allocated to General Partners
  (1.51%)                                                     $     (9,428)    $     17,211     $     27,663     $     72,625
                                                              ============     ============     ============     ============

Net (loss) income allocated to Initial and Special
  Limited Partners (1.49%)                                    $     (9,303)    $     16,983     $     27,296     $     71,663
                                                              ============     ============     ============     ============

Net (loss) income allocated to Additional Limited
  Partners (97%)                                              $   (605,642)    $  1,105,635     $  1,777,014     $  4,665,324
                                                              ============     ============     ============     ============

Net (loss) income per unit of Additional Limited
  Partnership Interest based on 50,000 units
  outstanding                                                 $     (12.11)    $      22.11     $      35.54     $      93.31
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                  For the nine months ended
                                                                                                        September 30,
                                                                                                -----------------------------
                                                                                                    1998             1997
                                                                                                ------------     ------------
Cash flows from operating activities:
  Net income                                                                                    $  1,831,973     $  4,809,612

  Adjustments to reconcile net income to net cash used in
    operating activities:
    Share of income from partnerships                                                             (4,821,560)      (2,875,864)
    Amortization of deferred costs                                                                    34,333           37,554
    Amortization of discount on purchase money notes                                               1,116,048        2,331,761
    Payment of purchase money note interest                                                         (392,200)        (172,404)
    Gain on disposition of investments in partnerships                                                    --       (4,903,873)
    Extraordinary gain from extinguishment of debt                                                        --       (1,653,096)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                             51,110          (23,816)
      Increase in accrued interest payable                                                         1,775,811        1,797,066
      Increase in accounts payable and accrued expenses                                               51,261            2,122
                                                                                                ------------     ------------
         Net cash used in operating activities                                                      (353,224)        (650,938)
                                                                                                ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                       5,775,301        3,587,928
  Proceeds from disposition of investments in partnerships                                                --        5,693,131
  Advances to partnerships                                                                          (789,000)        (147,250)
  Repayment of advances to partnerships                                                              639,000          147,250
                                                                                                ------------     ------------
         Net cash provided by investing activities                                                 5,625,301        9,281,059
                                                                                                ------------     ------------
Cash flows from financing activities:
  Pay-off of purchase money note and related interest                                                     --       (1,385,154)
  Payment of purchase money note principal                                                          (250,000)              --
                                                                                                ------------     ------------
         Net cash used in financing activities                                                      (250,000)      (1,385,154)
                                                                                                ------------     ------------
Net increase in cash and cash equivalents                                                          5,022,077        7,244,967
Cash and cash equivalents, beginning of period                                                     7,969,815        2,128,849
                                                                                                ------------     ------------
Cash and cash equivalents, end of period                                                        $ 12,991,892     $  9,373,816
                                                                                                ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                      $    392,200     $    264,558
                                                                                                ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,597,678 (exclusive of unamortized discount on purchase money notes of $372,016) plus accrued interest of $31,629,153 as of September 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,050,000 matured on December 31, 1996, and have been extended to January 2, 2000, as discussed below. Purchase money notes in the aggregate principal amount of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off on October 5, 1998, as discussed below. Purchase money notes in the aggregate principal amount of $950,000 matured on December 31, 1997 and were extended to January 5, 2001, as discussed below. Purchase money notes in the aggregate principal amount of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amount of $4,600,000 and $1,927,500 matured on August 31, 1998 and have been extended to February 28, 2001 and August 31, 2003, respectively, as discussed below. Purchase money notes in the aggregate principal amount of $1,450,000 matured on September 1, 1998, and the Managing General Partner is currently formalizing an agreement to extend these notes until September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $1,314,868 mature on January 1, 1999, as discussed below.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership. See further discussion of certain purchase money notes, below.

     Interest expense on the Partnership's purchase money notes was $963,953 and $2,891,859 for the three and nine months ended September 30, 1998, respectively, and $1,355,885 and $4,128,827 for the three and nine months ended September 30, 1997, respectively. Amortization of imputed interest on purchase money notes increased interest expense by $372,016 and $1,116,048 for the three and nine months ended September 30, 1998, respectively, and by $763,948 and $2,331,761 for the three and nine months ended September 30, 1997, respectively. The accrued interest payable on the purchase money notes of $31,629,153 and $30,245,542 as of September 30, 1998 and December 31, 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     As of September 30, 1998 and December 31, 1997, the Partnership had advanced funds totaling $474,410 and $324,410, respectively, to Local Partnerships. Interest accrued on these advances was $187,372 as of both September 30, 1998 and December 31, 1997. For financial reporting purposes, these loans have been or will be reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

                             Arrowhead and Moorings
                             -----------------------

     On May 7, 1998, the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) closed on refinancings of the first mortgages of the Local Partnerships. In connection with the refinancings, on March 19, 1998, the Partnership advanced loan application fees and deposits for refinancing costs totaling $14,000 each for Arrowhead and Moorings. On May 7, 1998, the Partnership advanced additional amounts for rate lock fees for Arrowhead and Moorings of $140,000 and $166,000, respectively. These advances were repaid from the proceeds of the refinancing. The remaining proceeds were subsequently used to pay, at a discount, purchase money note obligations of the related Local Partnerships. These discounted payoffs will result in cancellation of indebtedness income for the Partnership's 1998 tax year. Additionally, the Partnership received $1,542,691 and $3,850,304 as of November 13, 1998 from Arrowhead and Moorings, respectively, from the proceeds of the refinancings.
The refinancing proceeds received by the Partnership during and subsequent to

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

closing exceeded the Partnership's remaining investments in the respective Local Partnerships by approximately $1.3 million and $3.0 million for Arrowhead and Moorings, respectively, and were included in share of income from partnerships during the second quarter of 1998 in the consolidated statements of operations.

     During the quarter ended September 30, 1998, the Managing General Partner and/or its affiliates earned net fees of $331,073 for services performed in connection with the refinancing of the mortgage loan related to Moorings. These fees were paid on August 7, 1998.

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the three and nine months ended September 30, 1998 and 1997.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of November 13, 1998, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the noteholders, and the transfer documents remain in escrow. As of November 13, 1998, principal and accrued interest totaling $1,480,000 and $1,800,707, respectively, related to Beech Hill I and $900,000 and $1,140,908, respectively, related to Beech Hill II were due.

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's bases in these Local Partnerships as of September 30, 1998, which were $517,673 and $404,241 for Beech Hill I and Beech Hill II, respectively, were classified as partnership interests held in escrow in the accompanying financial statements.

     The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the impending likely loss of ownership interest in the Local Partnerships will result in a net financial statement gain of approximately $2.8 million and $1.7 million for Beech Hill I and Beech Hill II, respectively, when taken out of escrow. The federal tax gains are estimated to be approximately $4.7 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Chevy Chase
                                   -----------

     The Partnership defaulted on its two purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. The Managing General Partner successfully negotiated an extension of one of the purchase money notes (First Chase Note) in the principal amount of $1,050,000 effective December 1, 1997. In connection with the extension agreement, the Partnership made interest payments to the noteholder. Under the terms of the extension agreement, the maturity date is January 2, 2000. Additionally, the Partnership has the right and option, but not the obligation, to extend the maturity date to January 5, 2001 by making an additional payment to the noteholder on or before January 2, 1999. Such payment shall be applied to accrued interest. The Partnership, if it exercises this option to further extend the maturity date, shall thereafter have the option to purchase the purchase money note for a specified amount if it gives notice of such exercise by January 5, 2000.

     On February 10, 1998, the Partnership was served with a complaint by the two holders of the second purchase money note (Second Chase Note) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated
(CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involves a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holders of the Second Chase Note a discounted amount in full settlement of the Second Chase Note and the lawsuit. In connection with this settlement, the local general partners withdrew from the Local Partnership assigning their interests (which were converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partners, agreed to a termination of the property management agreement effective April 1, 1999.
CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partners, the holders of the Second Chase Note, and their respective affiliates in the First Chase Note, which is approximately 10.808%.

     The Managing General Partner and CRHC are exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase.
Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of November 13, 1998. At this time, there is no assurance that the property will be converted, nor is there any assurance that a refinancing of the mortgage loan will occur.

                      Country Place I and Country Place II
                      ------------------------------------

     On May 5, 1997, the local managing general partner of Blackburn Limited Partnership (Country Place I) and Second Blackburn Limited Partnership (Country Place II) and the Managing General Partner submitted an application to refinance the first mortgage loans of the Local Partnerships. On July 18, 1997, the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnership and the lender signed a loan commitment and the Partnership paid loan commitment fees of $74,250 and $45,000 for Country Place I and Country Place II, respectively. On August 1, 1997, the local managing general partner closed on the refinancing loans. In connection with the refinancings, on August 4, 1997, the Partnership received $1,889,909 and $609,428 related to Country Place I and Country Place II, respectively. Additionally, on August 14, 1997, the Partnership received $471,106 and $159,211 which related to the release of funds held in escrow for Country Place I and Country Place II, respectively.
The refinancing proceeds received by the Partnership during and subsequent to closing exceeded the Partnership's remaining investments in the respective Local Partnerships by approximately $3.1 million, and are included in share of income from partnerships during the third quarter of 1997 in the statements of operations.

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

                                 Four Winds West
                                 ---------------

     The Managing General Partner of Four Winds West Company Limited (Four Winds
West) is currently negotiating with the noteholders to extend the maturity date of a purchase money note related to this Local Partnership. The purchase money note in the aggregate principal amount of $462,178 is currently due to mature on January 1, 1999. There is no assurance that a final agreement for an extension will be obtained.

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were extended to mature on June 1, 1998. As of November 13, 1998, principal and accrued interest totaling $3,150,000 and $5,221,722, respectively, were due. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, the Partnership is currently negotiating with the noteholders to extend the notes to be coterminous with the workout arrangement, which is scheduled to expire on May 31, 2000. As of November 13, 1998, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition, as discussed above.

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

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. This refinancing resulted in a discounted payoff of the Local Partnership's former mortgage, which will result in cancellation of indebtedness income for the Partnership's 1998 tax year. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of November 13, 1998, $300,000 of the advances had been repaid to the Partnership.

                                    Princeton
                                    ---------

     The Managing General Partner is currently negotiating with the noteholders to extend the maturity date of a purchase money note related to Princeton Community Village Associates (Princeton). The purchase money note, in the aggregate principal amount of $500,000, is currently due to mature on January l, 1999. During September 1998, Managing General Partner received an offer from a third party to purchase its partnership interest in the related Local Partnership. The offer is currently being reviewed. There is no assurance either that the purchase offer will be accepted or that a final agreement for an extension of the purchase money note will be obtained.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     The Partnership defaulted on its purchase money notes relating to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) on August 31, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $4,600,000 and $8,750,764, respectively, for Rolling Green at Fall River and $1,927,500 and $2,661,561, respectively, for Rolling Green at Amherst. The Managing General Partner and the trustees representing the noteholders agreed to extend the maturity dates of the purchase money notes to February 28, 2001, subject to a further extension to August 31, 2003 if the Local Partnerships complete a refinancing of their mortgage loans, which has occurred in the case of Rolling Green at Amherst. However, the noteholders have the right to accelerate the maturity of the notes upon not less than one year's prior notice. Accordingly, the purchase money notes for Rolling Green at Fall River and Rolling Green at Amherst presently mature on February 28, 2001 and August 31, 2003, respectively, subject to the respective noteholder's right to accelerate the maturity. As part of the agreement, the Partnership agreed that all loans proceeds payable to the Partnership by the respective Local Partnerships, as

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

well as all net cash flow payable to the Partnership from the respective Local Partnerships in excess of $10,000 per year, shall be applied to the balance of the respective purchase money note. The Partnership further agreed to waive certain rights granted in the respective Local Partnerships' limited partnership agreements.

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

                                   Troy Manor
                                   ----------

     Purchase money notes in the aggregate principal amount of $378,000 related to the Partnership's investment in Troy Apartments Limited (Troy Manor) mature on January 1, 1999. The Managing General Partner anticipates negotiating an extension of the maturity date with the noteholders.

                                    Westgate
                                    --------

     The Partnership defaulted on its purchase money note relating to Westgate Tower Limited Dividend Housing Associates (Westgate) on September 1, 1998 when the note matured and was not paid. The default included principal and accrued interest of $1,450,000 and $1,957,500, respectively. As of November 13, 1998, principal and accrued interest of $1,450,000 and $1,981,098, respectively were due. The noteholders have accepted the Managing General Partner's request for a five year extension with respect to this purchase money note. As of November 13, 1998, the parties are working toward formalizing the extension. There is no assurance that the parties will agree on the final form of the documentation. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                  Wexford Ridge
                                  -------------

     The Partnership defaulted on its three purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) on December 31, 1997 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $1,900,000 and $3,478,549, respectively. The Managing General Partner successfully negotiated an extension on one of the purchase money notes (First Wexford Note) in the principal amount of $950,000 effective April 9, 1998. In connection with the extension agreement, the Partnership made interest payments to the noteholder. Under the terms of the extension

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

agreement, the maturity date is January 5, 2001. Additionally, the Partnership has the right and option, but not the obligation, to extend the maturity date to January 5, 2002 by making an additional payment to the noteholder on or before January 5, 2000. Such payment shall be applied to accrued interest. The Partnership, if it exercises this option to further extend the maturity date, shall thereafter have the option to purchase the purchase money note if it gives notice of such exercise by January 5, 2001.

     On April 7, 1998, the Partnership was served with a complaint by the holder of the second and third purchase money notes (collectively, Second and Third Wexford Notes) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involves a discounted payoff to the holder of the Second and Third Wexford Notes, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holders of the Second and Third Wexford Notes a discounted amount in full settlement of the Second and Third Wexford Notes and the lawsuit. In connection with this settlement, the local general partner withdrew from the Local Partnership assigning his interest (which was converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partner, agreed to a termination of the property management agreement effective April 1, 1999.
CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partner, the holder of the Second and Third Wexford Notes, and their respective affiliates in the First Wexford Note, which is approximately 4.85%.

     The Managing General Partner and CRHC are exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Wexford Ridge. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of November 13, 1998. At this time, there is no assurance that the property will be converted, nor is there any assurance that a refinancing of the mortgage loan will occur.

                           Combined Local Partnerships
                           ---------------------------

     The following are combined statements of operations for the 20 Local Partnerships in which the Partnership is invested as of both September 30, 1998 and 1997. The 1997 results include Tanglewood II and Deer Grove through the respective dates of sale. The statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                         COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the three months ended         For the nine months ended
                                                                     September 30,                      September 30,
                                                             -----------------------------     -----------------------------
                                                                 1998             1997             1998             1997
                                                             ------------     ------------     ------------     ------------
Revenue:
  Rental revenue                                             $  6,058,020     $  5,950,900     $ 18,857,383     $ 19,545,622
  Other                                                           311,679          306,968          916,673          954,510
                                                             ------------     ------------     ------------     ------------
                                                                6,369,699        6,257,868       19,774,056       20,500,132
                                                             ------------     ------------     ------------     ------------

Expenses:
  Operating                                                     4,032,865        4,309,183       12,513,478       13,577,085
  Interest                                                      1,752,413        1,626,397        5,257,248        5,319,965
  Depreciation and amortization                                 1,241,975        1,206,744        3,725,932        3,786,008
                                                             ------------     ------------     ------------     ------------
                                                                7,027,253        7,142,324       21,496,658       22,683,058
                                                             ------------     ------------     ------------     ------------
Net loss                                                     $   (657,554)    $   (884,456)    $ (1,722,602)    $(2,182,926)
                                                             ============     ============     ============     ============


     As of September 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for 12 of the 20 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $25,105,297 and $23,324,214, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expire between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, these rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

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

     The Section 8 HAP contracts for the following properties expired during the government's Fiscal Year 1998 and have been renewed as indicated.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

                                              Units Authorized for           Original                    Renewed
                               Number of     Rental Assistance Under   Expiration of Section 8     Expiration of Section 8
Property                      Rental Units        Section 8                 HAP Contract                HAP Contract
--------                      ------------   -----------------------   -----------------------     -----------------------
Beech Hill I                      200                   39                   08/31/98 (1)               02/28/99
Beech Hill II                     120                   24                   08/31/98 (1)               02/28/99
Chevy Chase Park                  232                  228                   03/23/98                   09/22/99
Four Winds West                    62                   62                   04/14/98                   10/14/99
Princeton Community Village       239                   26                   07/01/98                   10/01/99
Wexford Ridge                     246                  242                   09/30/98                   11/30/99


     (1) As discussed previously, the Partnership's interests in these Local Partnerships are being held in escrow to be transferred to the noteholders, at their election, due to non-payment on the related purchase money notes.

     The Section 8 HAP contracts for the following properties will expire during the Government's fiscal year 1999.


                                                                                                         Estimated
                                              Units Authorized for           Original                     Renewed
                               Number of     Rental Assistance Under   Expiration of Section 8     Expiration of Section 8
Property                      Rental Units        Section 8                 HAP Contract                HAP Contract
--------                      ------------   -----------------------   -----------------------     -----------------------
Frenchman's
  Wharf II                        324                    31                  11/30/98                   11/30/99


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


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $47,329 and $154,357 for the three and nine months ended September 30, 1998, respectively and $42,841 and $115,194 for the three and nine months ended September 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   RELATED-PARTY TRANSACTION - Continued

and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 and $187,497 for the three and nine months ended September 30, 1998, respectively, and like amounts for the three and nine months ended September 30, 1997.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the refinancing of Moorings of $331,073 on May 7, 1998. On August 7, 1998, the Partnership paid these fees.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expire between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, these rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) are subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing (soft) second mortgage.
     Under current law, the write down of an FHA-insured mortgage under Mark-to Market would trigger cancellation of debt income to the partners, a taxable event, even though no actual cash is received. The newly created second mortgage will accrue interest at a rate below market; however, the Internal Revenue Service issued a ruling in July 1998 that the below market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

to predict the exact form of restructuring or potential tax liabilities to the additional limited partners at this time.

     The Managing General Partner has developed new strategies to deal with the ever changing environment of affordable housing policy. The mortgage loans on
Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $12,991,892 (or approximately $252.04 per Additional Limited Partner unit) and $7,969,815 (or approximately $154.61 per Additional Limited Partner unit) as of September 30, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to meet its current and anticipated operating cash needs. However, see the discussion below regarding the upcoming maturity of many of the Partnership's purchase money notes.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $18,597,678 (exclusive of unamortized discount on purchase money notes of $372,016) plus accrued interest of $31,629,153 as of September 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,050,000 matured on December 31, 1996, and have been extended to January 2, 2000, as discussed below. Purchase money notes in the aggregate principal amount of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off on October 5, 1998, as discussed below. Purchase money notes in the aggregate principal amount of $950,000 matured on December 31, 1997 and were extended to January 5, 2001, as discussed below. Purchase money notes in the aggregate principal amount of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amount of $4,600,000 and $1,927,500 matured on August 31, 1998 and have been extended to February 28, 2001 and August 31, 2003, respectively, as discussed below. Purchase money notes in the aggregate principal amount of $1,450,000 matured on September 1, 1998, and the Managing General Partner is currently formalizing an agreement to extend these notes until September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $1,314,868 mature on January 1, 1999, as discussed below. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in
the Local Partnership.   The Partnership's inability to pay certain of the
purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership. See further discussion of certain purchase money notes in the notes to the financial statements.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1998 and 1997, the receipt of distributions from Local Partnerships were adequate to support operating cash requirements.

     The Managing General Partner plans to distribute $500,000 (or $10 per Additional Limited Partner Unit) to the Additional Limited Partners from proceeds generated from the refinancing of Arrowhead and Moorings mortgage loans by November 30, 1998 to the holders of record as of September 30, 1998. The Managing General Partner intends to retain all of the Partnership's remaining undistributed proceeds for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to other Local Partnerships.

                              Results of Operations
                              ---------------------

     The Partnership recognized a net loss for the three months ended September 30, 1998 as opposed to net income during the corresponding period in 1997 primarily due to the receipt in 1997 of refinancing proceeds from Country Place I and Country Place II which were in excess of the Partnership's investment in the respective Local Partnerships. Partially offsetting the Partnership's net loss was a decrease in interest expense due to a decrease in amortization of imputed interest, and an increase in interest income due to higher cash and cash equivalent balances.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's net income for the nine months ended September 30, 1998 decreased from the corresponding period in 1997 primarily due to gain on disposition of investments in partnerships and an extraordinary gain from extinguishment of debt related to the Tanglewood II and Deer Grove sales in 1997. Partially offsetting the decrease in the Partnership's net income was an increase in share of income from partnerships primarily due to the receipt of proceeds from the refinancing of the first mortgages of Arrowhead and Moorings during the second quarter of 1998, an increase in interest income due to higher cash and cash equivalent balances, and a decrease in interest expense, as discussed above. Also offsetting the decrease in the Partnership's net income was a decrease in professional fees due to legal costs incurred for litigation involving Arrowhead and Moorings in 1997.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1998 did not include losses of $593,694 and $1,781,083, respectively, compared to excluded losses of $668,957 and $2,263,290, for the three and nine months ended September 30, 1997, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999.

     The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is substantially complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. The Managing General Partner expects final completion of this phase by November 30, 1998. The Assessment Phase is currently underway. Under the Assessment Phase, all applications and functions

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

identified in the Planning Phase are being analyzed to determine Y2K compliance and the materiality of each identified risk is being determined. In the event of noncompliance, for a material risk, timetables for corrective action, as well as estimated costs to achieve compliance, are being determined. Completion of this phase is expected by December 31, 1998. The Implementation Phase is also underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing of internal applications as well as third party systems, is expected to begin during January 1999 and continue throughout 1999. Contingency planning is scheduled to commence during the fourth quarter 1998 and be completed by year-end 1999. Although the expense associated with the Y2K Project cannot presently be determined, the Managing General Partner does not expect it to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. There were no annual cash flow distributions made to the Partnership from the related Local Partnerships during the three and nine months ended September 30, 1998 and 1997.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of November 13, 1998, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the noteholders, and the transfer documents remain in escrow. As of November 13, 1998, principal and accrued interest totaling $1,480,000 and $1,800,707, respectively, related to Beech Hill I and $900,000 and $1,140,908, respectively, related to Beech Hill II were due.

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's bases in these Local Partnerships as of September 30, 1998, which were $517,673 and $404,241 for Beech Hill I and Beech Hill II, respectively, were classified as partnership interests held in escrow in the accompanying financial statements.

     The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the impending likely loss of ownership interest in the Local Partnerships will result in a net financial statement gain of approximately $2.8 million and $1.7 million for Beech Hill I and Beech Hill II, respectively, when taken out of escrow. The federal tax gains are estimated to be approximately $4.7 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.


                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were extended to mature on June 1, 1998. As of November 13, 1998, principal and accrued interest totaling $3,150,000 and $5,221,722, respectively, were due. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, the Partnership is currently negotiating with the noteholders to extend the notes to

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

be coterminous with the workout arrangement, which is scheduled to expire on May 31, 2000. As of November 13, 1998, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition, as discussed above.

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

                                    Westgate
                                    --------

     The Partnership defaulted on its purchase money note relating to Westgate Tower Limited Dividend Housing Associates (Westgate) on September 1, 1998 when the note matured and was not paid. The default included principal and accrued interest of $1,450,000 and $1,957,500, respectively. As of November 13, 1998, principal and accrued interest of $1,450,000 and $1,981,098, respectively were due. The noteholders have accepted the Managing General Partner's request for a five year extension with respect to this purchase money note. As of November 13, 1998, the parties are working toward formalizing the extension. There is no assurance that the parties will agree on the final form of the documentation. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1998.

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

                         CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



November 13, 1998            by: /s/ Michael J. Tuszka
-----------------                ---------------------------------------
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