Form 10KSB
period 1998-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1999-03-31
CIK 713571

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
                              -----------------

Commission file number             0-11973
                              -----------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
-----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Maryland                                      52-1321492
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number      (301) 468-9200
                               --------------



Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                          on which registered
            NONE                                            N/A
-----------------------------------------         ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                              LIMITED PARTNER UNITS
-----------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes [X]   No
[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $6,640,362.

     The limited partner interests of the Registrant are not traded in any market. Therefore, the limited partner interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                             (a limited partnership)

                        1998 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                 Page
                                                                 ----
                                     PART I
                                     ------

Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-5
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-5
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-6


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-2
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-9
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-9


                                    PART III
                                    --------

Item 9.  Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 10. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 11. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 12. Certain Relationships and Related Transactions   .      III-3
Item 13. Exhibits and Reports on Form 8-K   . . . . . . . .      III-4

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-6

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-7

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 limited partner interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983 when it became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 1998, the Partnership had investments in 20 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in these Local Partnerships. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex which must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment follows.

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                               HAS AN INVESTMENT(1)

                                                                                                Units          Expiration
                           Mortgage                                                         Authorized for         of
 Name and Location        Payable at         Financed and/or Insured        Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/98 (2)        and/or Subsidized Under       Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------     -----------------------------    ------------     --------------     -------------
Arrowhead Apts.          $  6,964,820     Conventional                          200               40            05/31/16
 Palatine, IL

Beech Hill I                2,703,713     HUD/Section 236                       200               39            02/29/00
 Manchester, NH

Beech Hill II               1,510,041     HUD/Section 236                       120               24            02/29/00
 Manchester, NH

Chevy Chase Park            3,539,329     Metropolitan Savings Bank             232              228            09/22/99 (4)
 Centerville, OH                           (MSB)/236

Country Place I             7,325,922     Conventional                          192               38            08/10/09
 Burtonsville, MD

Country Place II            4,439,934     Conventional                          120               24            08/29/00
 Burtonsville, MD

Four Winds West               966,417     GMAC HUD Insured through Section       62               62            10/14/99 (4)
 Birmingham, AL                            221 (d)(4) of the NHA/Section 8

Frenchman's Wharf II        7,923,103     Conventional                          324               31            11/30/99 (4)
 New Orleans, LA

Golden Acres                1,235,814     California Housing Finance Agency                       46                 45 12/30/12
 Chowchilla, CA                            (CHFA)/Section 8

Mercy Terrace               8,555,982     Section 221(d)(4) of the NHA/         158              157            11/30/03
 San Francisco, CA                         Section 8

The Moorings                8,258,286     Conventional                          216               44            03/31/17
 Roselle, IL

Orangewood Plaza            1,826,500     CHFA                                   40               33            07/01/14 (5)
 Orange Cove, CA

Posada Vallarta            14,934,174     Conventional                          336               70            02/16/04
 Phoenix, AZ

Princeton Community         8,098,583     New Jersey Housing & Mortgage         239               26            10/01/24 (4)
 Village                                   Finance Agency
 Princeton, NJ

Rock Glen                   3,677,140     Section 221(d)(4) of the NHA          241                0               --
 Baltimore, MD

Rolling Green at            4,521,716     Massachusetts Housing Finance         204               97            03/01/12
 Amherst                                   Agency (MHFA)/236
 Amherst, MA

                                  (continued)

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                       HAS AN INVESTMENT(1) - Continued

                                                                                                Units          Expiration
                           Mortgage                                                         Authorized for         of
 Name and Location        Payable at         Financed and/or Insured        Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/98 (2)        and/or Subsidized Under       Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------     -----------------------------    ------------     --------------     -------------
Rolling Green at            4,844,571     MHFA/236                              404                7            10/10/12
 Fall River
 Fall River, MA

Troy Manor Apts.              846,515     Rural Housing & Community              50               50            10/29/99
 Troy, AL                                  Development Services (RHCD)
                                           /Section 8

Westgate Tower Apts.        1,994,523     Michigan Sate Housing Develop-        148               41            12/01/14
 Westland, MI                              ment Authority/236

Wexford Ridge               3,920,968     MSB/236/Section 8                     246              242            09/30/99 (4)
 Madison, WI
--------------------     ------------                                      --------         --------
Totals(3) 20             $ 98,088,051                                         3,778            1,298
                         ============                                      ========         ========




































                                       I-4
                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued

                                                                                Average Effective Annual
                                   Units Occupied As                                 Rental Per Unit
                               Percentage of Total Units                           for the Years Ended
                                   As of December 31,                                  December 31,
 Name and Location         ---------------------------------      -----------------------------------------------------
of Apartment Complex       1998    1997   1996   1995   1994        1998       1997        1996       1995       1994
--------------------       ----    ----   ----   ----   ----      --------   --------    --------   --------   --------
Arrowhead Apts.             97%     99%    91%    93%    90%      $  9,755   $  9,044    $  9,205   $  9,025   $  9,282
 Palatine, IL

Beech Hill I                99%     99%    99%   100%    99%         6,032      5,672       5,351      5,343      5,352
 Manchester, NH

Beech Hill II               98%    100%    99%    98%   100%         5,401      5,098       4,788      4,836      4,411
 Manchester, NH

Chevy Chase Park            92%     97%    97%    99%    98%         4,291      4,360       4,232      4,224      3,938
 Centerville, OH

Country Place I             97%     96%    96%    92%    95%         9,557      9,330       8,922      8,902      8,783
 Burtonsville, MD

Country Place II            98%     97%    93%    93%    95%         9,821      9,484       9,192      8,833      8,965
 Burtonsville, MD

Four Winds West             99%     97%    99%    98%    95%         5,075      5,079       4,899      4,537      4,512
 Birmingham, AL

Frenchman's Wharf II        94%     92%    89%    90%    88%         4,753      4,681       4,295      4,171      4,156
 New Orleans, LA

Golden Acres                98%    100%   100%   100%   100%         6,443      6,495       6,297      6,271      6,191
 Chowchilla, CA

Mercy Terrace              100%     99%   100%   100%   100%        14,836     14,801      15,045     15,898     15,585
 San Francisco, CA

The Moorings               100%     94%    97%    97%    97%         9,693      9,372       9,231      8,577      8,688
 Roselle, IL

Orangewood Plaza           100%    100%   100%   100%    98%         2,414      2,419       2,353      2,700      2,852
 Orange Cove, CA

Posada Vallarta             86%     96%    89%    96%    97%         7,193      6,623       6,808      6,616      6,257
 Phoenix, AZ

Princeton Community
 Village                    96%     93%    98%    97%    97%         7,036      7,132       6,785      6,510      6,244
 Princeton, NJ

Rock Glen                   99%     99%    97%    94%    96%         5,176      5,011       4,724      4,864      4,862
 Baltimore, MD

Rolling Green at Amherst   100%    100%   100%   100%   100%         7,532      7,345       7,333      7,314      7,091
 Amherst, MA

                                    (continued)

                                       I-5
                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued

                                                                                Average Effective Annual
                                   Units Occupied As                                 Rental Per Unit
                               Percentage of Total Units                           for the Years Ended
                                   As of December 31,                                  December 31,
 Name and Location         ---------------------------------      -----------------------------------------------------
of Apartment Complex       1998    1997   1996   1995   1994        1998       1997        1996       1995       1994
--------------------       ----    ----   ----   ----   ----      --------   --------    --------   --------   --------
Rolling Green at            96%     99%    96%    98%    99%         7,028      7,233       7,163      7,177      7,222
 Fall River
 Fall River, MA

Troy Manor Apts.           100%    100%   100%   100%   100%         4,681      4,677       4,680      4,681      4,596
 Troy, AL

Westgate Tower Apts.        96%     98%   100%    99%    98%         3,633      3,702       3,551      3,471      3,438
 Westland, MI

Wexford Ridge              100%     97%    98%    98%   100%         4,918      4,792       4,509      4,517      4,413
 Madison, WI
                           ----    ----   ----   ----   ----      --------   --------    --------   --------   --------
Totals(3) 20                97%     98%    97%    97%    97%      $  6,763   $  6,618    $  6,468   $  6,424   $  6,342
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

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1998.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5)  Expiration of CHFA subsidy.

     On February 19, 1997 and March 18, 1997, the local managing general partners of Tanglewood II and Deer Grove, respectively, sold the properties. See the notes to the financial statements for additional information pertaining to the sales.

     As of March 30, 1999, the Partnership's interests in Beech Hill I and Beech Hill II were held in escrow to be transferred to the purchase money note holders, at their election, due to the non-payment on the related purchase money notes. See the notes to the financial statements for additional information.

     The local managing general partner of Wexford Ridge has agreed to the sale of the property to a potential buyer and the parties are currently negotiating a sales contract. There is no assurance that a sale will take place.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-II Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     On February 10, 1998, the Partnership was served with a complaint by the two holders of one of the purchase money notes related to Chevy Chase suing the Partnership, Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner successfully negotiated an agreement with the holders of the purchase money note and the note was paid off, at a discount, on October 5, 1998. As part of this agreement, the complaint was dismissed.

     On April 7, 1998, the Partnership was served with a complaint by the holder of two purchase money notes related to Wexford Ridge suing the Partnership, Managing General Partner and CRHC for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. The Managing General Partner successfully negotiated an agreement with the holder of the notes and the notes were paid off, at a discount, on October 5, 1998. As part of this agreement with the noteholder, the complaint was dismissed.

     See the notes to the financial statements for additional information pertaining to these legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On November 25, 1998, Equity Resource Boston Fund (Boston Fund), a Massachusetts Limited Partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are Additional Limited Partners in the Partnership, initiated a tender offer to purchase 1,300 additional units in the Partnership at a price of $25.00 per Additional Limited Partner unit. Boston Fund, which is unaffiliated with CRI, stated that it made the offer for the express purpose of holding the limited partner units for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Boston Fund and did not necessarily represent the fair market value of each Additional Limited Partner unit. The Boston Fund offer expired on December 23, 1998, and as of March 30, 1999, Boston Fund held approximately 3.8% of the Additional Limited Partner units of the Partnership. Other than the Boston Fund tender offer, it is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 30, 1999 there were approximately 4,000 registered holders of limited partner interests in the Partnership.

     (c) For the year ended December 31, 1998, the Partnership made a cash distribution of $499,350 ($10.00 per Additional Limited Partner Unit) to the Additional Limited Partners on November 18, 1998. The distribution was a result of the refinancing of the Arrowhead and Moorings mortgage loans. For the year ended December 31, 1997, the Partnership made a cash distribution of $999,100 ($20.00 per Additional Limited Partner unit) to the Additional Limited Partners on November 4, 1997. The distribution was a result of the sales of Deer Grove Apts. and Tanglewood II.

          The Partnership received distributions of $7,672,840 and $3,683,465 from Local Partnerships during 1998 and 1997, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent government agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the "properties") intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, and on potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interest in the Local Partnership.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a partial distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

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

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of debt income to the partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage will accrue interest at a rate below- market; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income.
Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The mortgage loans on
Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow a property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1998, the Partnership had approximately 4,000 investors who subscribed to a total of 50,000 units of limited partner interests in the original amount of $50,000,000. The Partnership originally made investments in 22 Local Partnerships of which 20 remain at December 31, 1998. The Part-nership's liquidity, with unrestricted cash resources of $7,596,031 as of

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

December 31, 1998, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. During 1998 and 1997, the Partnership received cash distributions of $7,672,840 and $3,683,465, respectively, from the Local Partnerships. As of March 30, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $15,344,182 and accrued interest of $27,810,849 as of December 31, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and have been extended to January 5, 2001, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off on October 5, 1998, as discussed below.
Purchase money notes in the aggregate principal amounts of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not paid or extended, as discussed below. Purchase money notes in the aggregate principal amounts of $4,600,000 and $424,000 matured on August 31, 1998 and have been extended to August 31, 2003 as discussed below. Purchase money notes in the aggregate principal amount $1,450,000 matured on September 1, 1998, and the Managing General Partner is involved in negotiations to extend these notes until September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended, as discussed below. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes in the notes to the financial statements.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The following chart presents information related to purchase money notes which mature through December 31, 1999, or which have matured and remain unpaid or unextended as of March 30, 1999.


                                            Carrying Amount
                                            of Partnership's
                                             Investment in                 Aggregate
                                            and Advances to                Principal                Aggregate
                   Number of                Underlying Local                Balance                 Interest
                   Underlying               Partnerships as                  as of                 Balance as of
 Purchase Money      Local      Percentage     of December    Percentage    December   Percentage    December      Percentage
 Note Maturity    Partnerships   of Total       31, 1998       of Total     31, 1998    of Total     31, 1998       of Total
----------------  ------------  ----------  ----------------  ----------  -----------  ----------  -------------   ----------
1st Quarter 1998        2            10%     $            --       --     $ 2,380,000        16%   $   2,913,510        11%
2nd Quarter 1998        1             5%                  --       --       3,150,000        21%       5,273,934        19%
3rd Quarter 1998        1             5%             726,775       23%      1,450,000         9%       2,000,762         7%
1st Quarter 1999        1             5%                  --       --         500,000         3%       1,421,774         5%
                     ----         -----      ---------------    -----     -----------     -----    -------------     -----
                        5            25%     $       726,775       23%    $ 7,480,000        49%   $  11,609,980        42%
                     ====         =====      ===============    =====     ===========     =====    =============     =====

Total                  20           100%     $     3,218,015      100%    $15,344,182       100%   $  27,810,849       100%
                     ====         =====      ===============    =====     ===========     =====    =============     =====

     The above chart does not include purchase money notes aggregating $840,178 which matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Please see the notes to the financial statements for information pertaining to these purchase money notes.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay, in full or at a discount, or buy down, certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through December 31, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

investment in the Local Partnership and, likewise, its share of the future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 20 Local Partnerships in which the Partnership is invested as of both December 31, 1998 and 1997, the five Local Partnerships with associated purchase money notes which mature through December 31, 1999 and remain unpaid or unextended as of March 30, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                           Percentage of Total       Partnership's Share of
                          Distributions Received          Income from
   For Periods Ending     from Local Partnerships      Local Partnerships
   ------------------     -----------------------    ----------------------
   December 31, 1998               1%                       $ 234,121
   December 31, 1997               3%                          95,197


     The Managing General Partner continues to address the impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 1998 primarily as a result of proceeds generated from the refinancings of the Arrowhead and Moorings mortgage loans.

                              Results of Operations
                              ---------------------

1998 Versus 1997
----------------

     The Partnership's net income decreased in 1998 from 1997 primarily due to gain on disposition of investments in partnerships and a decrease in extraordinary gain from extinguishment of debt related to the Tanglewood II and Deer Grove sales in 1997. Partially offsetting the decrease in the Partnership's net income was an increase in share of income from partnerships primarily due to the receipt of proceeds from the refinancing of the first mortgage loans of Arrowhead and Moorings, as discussed in the notes to the financial statements (since the Partnership's investments in Arrowhead and Moorings had previously been reduced to zero), a decrease in interest expense, a decrease in litigation settlement fee related to Arrowhead and Moorings litigation during 1997 and an increase in interest income due to higher cash and cash equivalent balances during 1998.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1998 and 1997 did not include losses of $1,594,602 and $2,764,357, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $6,040,363 and $3,312,477, received from nine Local Partnerships during 1998 and 1997, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1998. Combined rental revenue amounts for years prior to 1998 have been adjusted to reflect property sales of Tanglewood II and Deer Grove in 1997, as discussed in the notes to the financial statements.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                     For the years ended December 31,
                      ----------------------------------------------------------------------------------------------
                         1998                 1997                 1996                 1995                 1994
                      -----------          -----------          -----------          -----------          -----------
Combined Rental
  Revenue             $26,203,326          $25,604,498          $25,040,671          $24,798,659          $23,869,482

Annual Percentage
  Increase                           2.3%                2.3%                  1.0%                 3.9%


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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is contained in Part III.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
               AND FINANCIAL DISCLOSURE
               ------------------------

     None.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     (a), (b) and (c)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 62, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 52, has been President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 52, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------------------

Susan R. Campbell, 40, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 43, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information is incorporated herein by reference to Notes 3 and 4 of the notes to the financial statements contained in Part III.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partner units at December 31, 1998.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1998, by each director and by all directors and officers as a group of the Managing General

                                      III-2

                                    PART III
                                    --------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
                MANAGEMENT - Continued
               -----------

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to financial statements, which contains disclosure of related party
          transactions, is also      incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 12(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 12(a).

     (c)  Indebtedness of management.

          None.



                                      III-3

                                    PART III
                                    --------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

     (d)  Transactions with promoters.

          Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          Financial Statements                                     Page
          --------------------                                     ----

          Report of Independent Certified Public
            Accountants - Capital Realty Investors-II
            Limited Partnership                                    III-7

          Reports of Independent Certified Public
            Accountants - Local Partnerships in which
            Capital Realty Investors-II Limited
            Partnership has invested                               III-8

          Balance Sheets as of December 31, 1998 and 1997          III-9

          Statements of Operations for the years ended
            December 31, 1998 and 1997                             III-10

          Statements of Changes in Partners' Deficit for
            the years ended December 31, 1998 and 1997             III-11

          Statements of Cash Flows for the years ended
            December 31, 1998 and 1997                             III-12

          Notes to Financial Statements                            III-13


























                                      III-4

                                    PART III
                                    --------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K - Continued
          --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-B.)

          Exhibit No. 3 - Articles of Incorporation and bylaws.

          a. Certificate of Limited Partnership of Capital Realty Investors-II Limited Partnership. (Incorporated by reference from Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

          Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

          a. Limited Partnership Agreement of Capital Realty Investors-II Limited Partnership. (Incorporated by reference from Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors-II Limited Partnership. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

          Exhibit No. 27 - Financial Data Schedule.

          a.   Filed herewith electronically.

          Exhibit No. 99 - Additional Exhibits.

          a. Prospectus of the Partnership, dated May 6, 1983. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)


     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended December 31, 1998.

















                                      III-5

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



March 30, 1999               by:  /s/ William B. Dockser
-----------------                ---------------------------------------
DATE                              William B. Dockser, Director
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 1999               by:  /s/ H. William Willoughby
-----------------                ---------------------------------------
DATE                              H. William Willoughby,
                                   Director, President
                                   and Secretary




March 30, 1999               by:  /s/ Michael J. Tuszka
-----------------                ---------------------------------------
DATE                              Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)
















                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------


To the Partners
Capital Realty Investors-II
  Limited Partnership

     We have audited the balance sheets of Capital Realty Investors-II Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $89,034 and $7,866 of income in 1998 and 1997, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                              Grant Thornton LLP

Vienna, VA
March 9, 1999









                                      III-7

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested were filed in paper format under Form SE on March 30, 1999, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted March 5, 1999.
























                                      III-8

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                       December 31,
                                                                                               ------------------------------
                                                                                                   1998              1997
                                                                                               ------------      ------------
Investments in and advances to partnerships                                                    $  3,218,015      $  4,737,362
Partnership interests held in escrow                                                              1,044,007           917,927
Cash and cash equivalents                                                                         7,596,031         7,969,815
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $416,201 and $388,811, respectively                                   405,472           432,876
Property purchase costs, net of accumulated amortization of
  $271,968 and $253,580, respectively                                                               279,650           298,022
Other assets                                                                                          3,781            91,028
                                                                                               ------------      ------------

     Total assets                                                                              $ 12,546,956      $ 14,447,030
                                                                                               ============      ============



                        LIABILITIES AND PARTNERS' DEFICIT



Due on investments in partnerships                                                             $ 15,344,182      $ 17,359,614
Accrued interest payable                                                                         27,810,849        30,245,542
Accounts payable and accrued expenses                                                               120,654            80,433
                                                                                               ------------      ------------
     Total liabilities                                                                           43,275,685        47,685,589
                                                                                               ------------      ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                  2,000             2,000
    Limited Partners                                                                             50,015,000        50,015,000
                                                                                               ------------      ------------
                                                                                                 50,017,000        50,017,000

  Less:
    Accumulated distributions to partners                                                        (2,753,062)       (2,253,712)
    Offering costs                                                                               (5,278,980)       (5,278,980)
    Accumulated losses                                                                          (72,713,687)      (75,722,867)
                                                                                               ------------      ------------
      Total partners' deficit                                                                   (30,728,729)      (33,238,559)
                                                                                               ------------      ------------

      Total liabilities and partners' deficit                                                  $ 12,546,956      $ 14,447,030
                                                                                               ============      ============

                    The accompanying notes are an integral part
                           of these financial statements.

                                       III-9

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               STATEMENTS OF OPERATIONS


                                                                                                    For the years ended
                                                                                                        December 31,
                                                                                               -----------------------------
                                                                                                  1998              1997
                                                                                               -----------       -----------
Share of income from partnerships                                                              $ 6,129,573       $ 3,320,343
                                                                                               -----------       -----------
Other revenue and expenses:

  Revenue:
    Interest income                                                                                510,789           346,204
                                                                                               -----------       -----------

  Expenses:
    Interest                                                                                     3,729,871         5,664,830
    Management fee                                                                                 249,996           249,996
    Litigation settlement fee                                                                           --           210,000
    General and administrative                                                                     241,774           206,442
    Professional fees                                                                              136,335           145,188
    Amortization                                                                                    45,777            50,072
                                                                                               -----------       -----------
                                                                                                 4,403,753         6,526,528
                                                                                               -----------       -----------
      Total other revenue and expenses                                                          (3,892,964)       (6,180,324)
                                                                                               -----------       -----------

Income (loss) before gain on disposition of investments in partnerships                          2,236,609        (2,859,981)

Gain on disposition of investments in partnerships                                                      --         4,884,825
                                                                                               -----------       -----------

Income before extraordinary gain from extinguishment of debt                                     2,236,609         2,024,844

Extraordinary gain from extinguishment of debt                                                     772,571         1,653,096
                                                                                               -----------       -----------

Net income                                                                                     $ 3,009,180       $ 3,677,940
                                                                                               ===========       ===========

Net income allocated to General Partners (1.51%)                                               $    45,439       $    55,537
                                                                                               ===========       ===========

Net income allocated to Initial and Special Limited Partners (1.49%)                           $    44,837       $    54,801
                                                                                               ===========       ===========

Net income allocated to Additional Limited Partners (97%)                                      $ 2,918,904       $ 3,567,602
                                                                                               ===========       ===========

Net income per unit of Additional Limited Partner
  Interest based on 50,000 units outstanding                                                   $     58.38       $     71.35
                                                                                               ===========       ===========

                    The accompanying notes are an integral part
                           of these financial statements.

                                      III-10

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT




                                                                Initial and
                                                                  Special        Additional
                                                General           Limited         Limited
                                                Partners          Partners        Partners          Total
                                               -----------      -----------     ------------     ------------
Partners' deficit, January 1, 1997             $(1,212,942)     $(1,183,328)    $(33,521,129)    $(35,917,399)

Cash distribution of $20.00 per unit of
  Additional Limited Partner Interest                   --               --         (999,100)        (999,100)

Net income                                          55,537           54,801        3,567,602        3,677,940
                                               -----------      -----------     ------------     ------------

Partners' deficit, December 31, 1997            (1,157,405)      (1,128,527)     (30,952,627)     (33,238,559)

Cash distribution of $10.00 per unit of
  Additional Limited Partner Interest                   --               --         (499,350)        (499,350)

Net income                                          45,439           44,837        2,918,904        3,009,180
                                               -----------      -----------     ------------     ------------

Partners' deficit, December 31, 1998           $(1,111,966)     $(1,083,690)    $(28,533,073)    $(30,728,729)
                                               ===========      ===========     ============     ============



























                    The accompanying notes are an integral part
                           of these financial statements.

                                      III-11

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                                                                                       December 31,
                                                                                               ------------------------------
                                                                                                   1998              1997
                                                                                               ------------      ------------
Cash flows from operating activities:
  Net income                                                                                   $ 3,009,180       $ 3,677,940

  Adjustments to reconcile net income to net cash
    used in operating activities:
    Share of income from partnerships                                                           (6,129,573)       (3,320,343)
    Amortization of deferred costs                                                                  45,777            50,072
    Amortization of discount on purchase money notes                                             1,488,064         3,287,800
    Payment of purchase money note interest                                                       (851,884)         (587,740)
    Gain on disposition of investments in partnership                                                   --        (4,884,825)
    Extraordinary gain from extinguishment of debt                                                (772,571)       (1,653,096)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                           87,247           (81,371)
      Increase in accrued interest payable                                                       2,289,762         2,372,875
      Increase (decrease) in accounts payable and accrued expenses                                  40,221           (10,985)
                                                                                               -----------       -----------
        Net cash used in operating activities                                                     (793,777)       (1,149,673)
                                                                                               -----------       -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                     7,672,840         3,683,465
  Proceeds from disposition of investments in partnerships                                              --         5,693,131
  Advances made to local partnerships                                                             (803,313)         (148,953)
  Repayment of advances to local partnerships                                                      653,313           147,250
                                                                                               -----------       -----------
        Net cash provided by investing activities                                                7,522,840         9,374,893
                                                                                               -----------       -----------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                          (5,100,001)       (1,385,154)
  Cash distribution to Additional Limited Partners                                                (499,350)         (999,100)
  Payment of purchase money note principal                                                      (1,503,496)               --
                                                                                               -----------       -----------
        Net cash used in financing activities                                                   (7,102,847)       (2,384,254)
                                                                                               -----------       -----------

Net (decrease) increase in cash and cash equivalents                                              (373,784)        5,840,966

Cash and cash equivalents, beginning of year                                                     7,969,815         2,128,849
                                                                                               -----------       -----------

Cash and cash equivalents, end of year                                                         $ 7,596,031       $ 7,969,815
                                                                                               ===========       ===========

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                                       $ 4,724,456       $   679,894
                                                                                               ===========       ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                   III-12

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983 and shall continue until December 31, 2037 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly and to individuals and families of low or moderate income.

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

          The Partnership sold 50,000 units at $1,000 per unit of Additional Limited Partner Interest through a public offering. The offering period was terminated on June 20, 1983.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1998 and 1997, the Partnership's share of cumulative losses of 12 of the Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $23,529,345 and $23,324,214, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1998 and 1997, cumulative cash distributions of $11,501,406 and $5,461,043, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.





                                     III-13

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

     e.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partner interests. Such costs were recorded as a reduction of partners' capital when incurred.

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

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1998, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

                                     III-14

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of both December 31, 1998 and 1997, the Partnership held limited partner interests in 20 Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships were as follows.

                                               December 31,
                                        -------------------------
                                           1998          1997
                                        -----------   -----------
     Purchase money notes due in:
        1996                            $        --   $ 1,050,000
        1997                                     --     1,900,000
        1998                              6,980,000    13,507,500
        1999                              1,340,178     1,340,178
        2000                                     --     1,050,000
        2001                              2,000,000            --
        2003                              5,024,004            --
     Less:  unamortized discount                 --    (1,488,064)
                                        -----------   -----------
            Total                       $15,344,182   $17,359,614
                                        ===========   ===========

          The purchase money notes have stated interest rates ranging from 9% to 12%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and have been extended to January 5, 2001, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off on October 5, 1998, as discussed below. Purchase money notes in the aggregate principal amounts of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not paid or extended, as discussed below. Purchase money notes in the aggregate principal amounts of $4,600,000 and $424,000 matured on August 31, 1998 and have been extended to August 31, 2003 as

                                     III-15

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     discussed below. Purchase money notes in the aggregate principal amount $1,450,000 matured on September 1, 1998, and the Managing General Partner is involved in negotiations to extend these notes until September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended, as discussed below.

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

          The following chart presents information related to purchase money notes which mature through December 31, 1999, or which have matured and remain unpaid or unextended as of March 30, 1999.























                                     III-16

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued



                                            Carrying Amount
                                            of Partnership's
                                             Investment in                 Aggregate
                                            and Advances to                Principal                Aggregate
                   Number of                Underlying Local                Balance                 Interest
                   Underlying               Partnerships as                  as of                 Balance as of
 Purchase Money      Local      Percentage     of December    Percentage    December   Percentage    December      Percentage
 Note Maturity    Partnerships   of Total       31, 1998       of Total     31, 1998    of Total     31, 1998       of Total
----------------  ------------  ----------  ----------------  ----------  -----------  ----------  -------------   ----------
1st Quarter 1998        2            10%     $            --       --     $ 2,380,000        16%   $   2,913,510        11%
2nd Quarter 1998        1             5%                  --       --       3,150,000        21%       5,273,934        19%
3rd Quarter 1998        1             5%             726,775       23%      1,450,000         9%       2,000,762         7%
1st Quarter 1999        1             5%                  --       --         500,000         3%       1,421,774         5%
                     ----         -----      ---------------    -----     -----------     -----    -------------     -----
                        5            25%     $       726,775       23%    $ 7,480,000        49%   $  11,609,980        42%
                     ====         =====      ===============    =====     ===========     =====    =============     =====

Total                  20           100%     $     3,218,015      100%    $15,344,182       100%   $  27,810,849       100%
                     ====         =====      ===============    =====     ===========     =====    =============     =====

          The above chart does not include purchase money notes aggregating $840,178 which matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Please see below for information pertaining to these purchase money notes.

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through December 31, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of the future cash flow distributed by the Local Partnership from rental operations, and sales or refinancings. Of the 20 Local Partnerships in which the Partnership is invested as of both December 31, 1998 and 1997, the five

                                     III-17

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     local Partnerships with associated purchase money notes which mature through December 31, 1999 and remain unpaid or unextended as of March 30, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                           Percentage of Total       Partnership's Share of
                          Distributions Received          Income from
   For Periods Ending     from Local Partnerships      Local Partnerships
   ------------------     -----------------------    ----------------------
   December 31, 1998                1%                      $  234,121
   December 31, 1997                3%                          95,197


          The Managing General Partner continues to address the impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1998 and 1997 was $3,729,871 and $5,664,830,
     respectively. The accrued interest payable on the purchase money notes of $27,810,849 and $30,245,542 as of December 31, 1998 and 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Beech Hill I and II
                               -------------------

          The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. The Partnership did not receive any cash flow distributions from Beech Hill I or Beech Hill II during 1998. The Partnership received cash flow distributions of $5,000 and $2,500 from Beech Hill I and Beech Hill II, respectively, during the year ended December 31, 1997. Cash flow distributions of $30,694 and $47,760 were paid directly by Beech Hill I to the purchase money noteholders during the years ended December 31, 1998 and 1997, respectively. Cash flow distributions of $29,687 and $1,369 were paid directly by Beech Hill II to the purchase money noteholders during the years ended December 31, 1998 and 1997, respectively. Annual cash flow distributions of $30,694 and $5,000 from Beech Hill I were received during the twelve months ended December 31, 1998 and 1997, respectively, and $29,687 and $2,500, respectively, from Beech Hill II.

                                     III-18

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of March 30, 1999, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the noteholders, and the transfer documents remain in escrow. As of March 30, 1999, principal and accrued interest totaling $1,480,000 and $1,819,643, respectively, related to Beech Hill I and $900,000 and $1,141,401, respectively, related to Beech Hill II were due.

          Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's basis in these Local Partnerships as of December 31, 1998, which were $634,938 and $409,069 for Beech Hill I and Beech Hill II, respectively, were classified as partnership interests held in escrow in the accompanying financial statements.

          The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the impending likely loss of ownership interest in the Local Partnerships would result in a net financial statement gain of approximately $2.8 million and $1.6 million for Beech Hill I and Beech Hill II, respectively. The federal tax gains are estimated to be approximately $4.9 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.

                                   Chevy Chase
                                   -----------

          The Partnership defaulted on its two purchase money notes relating to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. The Managing General Partner successfully negotiated an extension of one of the purchase money notes (First Chase Note) in the principal amount of $1,050,000 effective December 1, 1997. In connection with the extension agreement, the Partnership made an interest payment to the noteholder. The terms of the extension agreement extended the maturity date to January 2,
     2000.   On December 17, 1998, the Partnership exercised its right, pursuant to the extension agreement, to extend the maturity date to January 5, 2001 by making an additional payment, applied to accrued interest, to the noteholder. The Partnership has the further option to purchase the purchase money note for a specified amount if it gives notice of such exercise by January 5, 2000.

          On February 10, 1998, the Partnership was served with a complaint by the two holders of the second purchase money note (Second Chase Note) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest

                                     III-19

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holders of the Second Chase Note a discounted amount in full settlement of the Second Chase Note and the lawsuit. In connection with this settlement, the local general partners withdrew from the Local Partnership, assigning their combined one percent interests (which were converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partners, agreed to a termination of the property management agreement effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partners, the holders of the Second Chase Note, and their respective affiliates in the First Chase Note, which is approximately 10.808%.

                                 Four Winds West
                                 ---------------

          The Partnership defaulted on its purchase money note related to Four Winds West Company Limited (Four Winds West) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $462,178 and $532,673, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Four Winds West. The discounted pay off will result in cancellation of indebtedness income of approximately $300,000 in 1999.

                              Frenchman's Wharf II
                              --------------------

          The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were extended to mature on June 1, 1998. As of March 30, 1999, principal and accrued interest totaling $3,150,000 and $5,347,981, respectively, were due. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, the Partnership is currently negotiating with the noteholders to extend the notes to be coterminous with the workout agreement, which is scheduled to expire on May 31, 2000. As of March 30, 1999, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf
     II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not impact the Partnership's financial condition, as discussed above.

                                    Princeton
                                    ---------

          The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. As of March

                                     III-20

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     30, 1999, principal and accrued interest of $500,000 and $1,444,371, respectively, were due.

          The Managing General Partner is currently negotiating with the noteholders to extend the maturity date of the purchase money note related to Princeton. There is no assurance that a final agreement for an extension of the purchase money note will be obtained. During September 1998, the Managing General Partner received an offer from a third party to purchase its partnership interest in the related Local Partnership. The offer was not accepted by the local managing general partner.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

          The Partnership defaulted on its purchase money notes relating to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) on August 31, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $4,600,000 and $8,750,764, respectively, for Rolling Green at Fall River and $1,927,500 and $3,661,147, respectively, for Rolling Green at Amherst. The Managing General Partner and the trustees representing the noteholders agreed to extend the maturity dates of the purchase money notes to February 28, 2001, subject to a further extension to August 31, 2003 if the Local Partnerships complete a refinancing of their mortgage loans, which has occurred for both Rolling Green at Fall River and Rolling Green at Amherst. However, the noteholders have the right to accelerate the maturity of the notes upon not less than one year's prior notice. Accordingly, the purchase money notes for Rolling Green at Fall River and Rolling Green at Amherst presently mature on August 31, 2003, subject to the respective noteholder's right to accelerate the maturity. As part of the agreement, the Partnership agreed that all loans proceeds payable to the Partnership by the respective Local Partnerships, as well as all net cash flow payable to the Partnership from the respective Local Partnerships in excess of $10,000 per year, shall be applied to the balance of the respective purchase money note. The Partnership further agreed to waive certain rights granted in the respective Local Partnerships' limited partnership agreements.

                                  Tanglewood II
                                  -------------

          In conjunction with the sale of the property, on February 17, 1997, the Partnership paid the purchase money note related to Tanglewood Apartments Associates II Limited Partnership (Tanglewood II) at a discount, as discussed below.

                                   Troy Manor
                                   ----------

          The Partnership defaulted on its purchase money note related to Troy Apartments Limited (Troy Manor) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $378,000 and $227,420, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Troy Manor. The discounted pay off will result in cancellation of indebtedness income of approximately $220,000 in 1999.


                                     III-21

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Westgate
                                    --------

            In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. However, the noteholder has since refused to execute the documentation formally extending the maturity date. As of March 30, 1999, principal and accrued interest of $1,450,000 and $2,028,650, respectively, were due. In December, 1998, the noteholder's attorney notified the Managing General Partner of its position, which the Managing General Partner disputes, that the noteholder's prior agreement to extend the maturity date is not binding on the noteholder. The parties are exploring settlement possibilities, but the Managing General Partner is prepared to vigorously defend its position that the agreement to extend the maturity date for five years is binding on the noteholder. There is no assurance that the parties will be able to settle this dispute or that the Partnership would prevail in any resulting litigation if a settlement is not reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                  Wexford Ridge
                                  -------------

          The Partnership defaulted on its three purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) on December 31, 1997 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $1,900,000 and $3,478,549, respectively. The Managing General Partner successfully negotiated an extension on one of the purchase money notes (First Wexford Note) in the principal amount of $950,000 effective April 9, 1998. In connection with the extension agreement, the Partnership made an interest payment to the noteholder. Under the terms of the extension agreement, the maturity date is January 5, 2001. Additionally, the Partnership has the right and option, but not the obligation, to extend the maturity date to January 5, 2002 by making an additional payment to the noteholder on or before January 5, 2000. Such payment shall be applied to accrued interest. The Partnership, if it exercises this option to further extend the maturity date, shall thereafter have the option to purchase the purchase money note if it gives notice of such exercise by January 5, 2001.

          On April 7, 1998, the Partnership was served with a complaint by the holder of the second and third purchase money notes (collectively, Second and Third Wexford Notes) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holder of the Second and Third Wexford Notes, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holder of the Second and Third Wexford Notes a discounted amount in full settlement of the Second and Third Wexford Notes and the lawsuit. In connection with

                                     III-22

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     this settlement, the local general partner withdrew from the Local Partnership, assigning his one percent interest (which was converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partner, agreed to a termination of the property management agreement effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partner, the holder of the Second and Third Wexford Notes, and their respective affiliates in the First Wexford Note, which is approximately 4.85%.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 92.99% to 99.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership.
     The Partnership received cash distributions from the rental operations and mortgage refinancings of the Local Partnerships totaling $7,672,840 and $3,683,465 during the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, 14 of the Local Partnerships had surplus cash, as defined by their respective regulatory agencies, in the amounts of $2,092,142 and $2,747,197, respectively, which may be available for distribution in accordance with their respective regulatory agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by HUD regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

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

     c.   Advances to Local Partnerships
          ------------------------------

          The advances, and accrued interest thereon, made to the Local Partnerships were as follows.




                                     III-23

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                     December 31,
                                             --------------------------
                                                1998           1997
                                             -----------    -----------
     Local Partnership
     -----------------
     Frenchman's Wharf II:
       Principal amount of funds advanced    $   324,410    $   324,410
       Accrued interest on advances              187,372        187,372

     Posada Vallarta:
       Principal amount of funds advanced        150,000             --
       Accrued interest on advances                   --             --
                                             -----------    -----------
         Total                               $   661,782    $   511,782
                                             ===========    ===========

                              Frenchman's Wharf II
                              --------------------

          To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both December 31, 1998 and 1997. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both December 31, 1998 and 1997, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout of its mortgage loan, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                           Posada Vallarta Apartments
                           --------------------------

          The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of December 31, 1998, and March 30, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.





                                     III-24

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     d.   Property matters
          ----------------

                             Arrowhead and Moorings
                             -----------------------

          On May 1, 1996, CRHC notified the local managing general partner of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) that he was in default under the Partnership Agreements and threatened to remove him as managing general partner of the Local Partnerships. The managing agent of Arrowhead and Moorings, which was an affiliate of the local managing general partner, filed a petition for arbitration against CRHC seeking, among other things, a declaration that the allegations set forth in CRHC's notice did not constitute grounds for removal of the local managing general partner. CRHC subsequently filed for arbitration against the local managing general partner seeking his removal. On September 3, 1996, CRHC filed an emergency petition in the arbitration to have a trustee appointed to serve as local managing general partner and managing agent of the Local Partnerships until the arbitration hearings were held. The emergency petition was denied. On May 7, 1997, the parties reached a settlement whereby the property management agent was replaced and the local managing general partner was removed from the Local Partnerships in exchange for $210,000. The settlement was paid by the Partnership during 1997 and is included as litigation settlement fee in the accompanying financial statements.

          On May 7, 1998, Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) closed on refinancings of their respective first mortgage loans. A portion of the proceeds were subsequently used to pay, at a discount, purchase money note obligations of the related Local Partnerships. These discounted payoffs will result in cancellation of indebtedness income for the Partnership's 1998 tax year. Additionally, the Partnership received $1,536,059 and $3,511,550 as of March 30, 1999 from Arrowhead and Moorings, respectively, from the net proceeds of the refinancings. The aggregate refinancing proceeds received by the Partnership exceeded the Partnership's remaining investments in Arrowhead and Moorings by approximately $1.4 million and $3.3 million, respectively, and have been included in share of income from partnerships in the 1998 statement of operations.

          In accordance with the distribution provisions of the Moorings Local Partnership agreement, CRHC was paid an additional incentive management fee of $331,073 on August 7, 1998. No such fee was paid as a result of the Arrowhead mortgage loan refinancing.

                                   Chevy Chase
                                   -----------

          The Managing General Partner and CRHC are exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD)
     Section 236 interest rate subsidized mortgage loan related to Chevy Chase Park, Limited (Chevy Chase). Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of




                                     III-25

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     converting the property to market-rate. No conclusion has been reached as of March 30, 1999. At this time, there is no assurance that the property will be converted, nor is there any assurance that a refinancing of the mortgage loan will occur.

                             Country Place I and II
                             ----------------------

          On May 5, 1997, the local managing general partner of Blackburn Limited Partnership (Country Place I) and Second Blackburn Limited Partnership (Country Place II) and the Managing General Partner submitted an application to refinance the first mortgage loans of the Local Partnerships. On July 18, 1997, the Partnership and the lender signed a loan commitment and the Partnership paid a $74,250 and $45,000 loan commitment fee for Country Place I and Country Place II, respectively. On August 1, 1997, the local managing general partner closed on the refinancing loans. In connection with the refinancings, on August 4, 1997, the Partnership received $1,889,909 and $609,428 related to Country Place I and Country Place II, respectively. Additionally, on August 14, 1997, the Partnership received $471,106 and $159,211 which related to the release of funds held in escrow for Country Place I and Country Place II, respectively. The aggregate refinancing proceeds received by the Partnership exceeded the Partnership's remaining investments in the respective Local Partnerships by approximately $3.1 million, and have been included in share of income from partnerships in the accompanying 1997 consolidated statement of operations.

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

                              Frenchman's Wharf II
                              --------------------

          The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its Section 8 Rental Housing Assistance Payments
     (HAP) contract with HUD on November 30, 1999. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, as discussed above.

                                Orangewood Plaza
                                ----------------

          The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment building in Orange Cove, California, was never formally converted to a permanent loan. It is anticipated that this loan will be restructured during 1999, and that the restructuring may result in cancellation of

                                     III-26

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     indebtedness income to the Partnership in the amount of approximately $163,000 during 1999. Additionally, the Partnership had pledged its interest in the Local Partnership as security on another promissory note, in the amount of $170,000, made by the Local Partnership. The note, which matured on July 28, 1998, is currently in default. The parties are currently negotiating a restructuring of this loan, which is anticipated to be formalized concurrent with the restructuring of the construction loan. There is no assurance that either restructuring will be formalized. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not impact the Partnership's financial condition, as discussed above.

                           Posada Vallarta Apartments
                           --------------------------

          The Managing General Partner and the local managing general partner of Posada Vallarta Apartments refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of December 31, 1998, and March 30, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

                                    Princeton
                                    ---------

          The report of the auditors on the financial statements of Princeton for the year ended December 31, 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan from the former owner of the apartment complex and the Partnership's default on the purchase money notes related to this Local Partnership, as discussed above. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, also as discussed above.

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

                                  Wexford Ridge
                                  -------------

          The local managing general partner of Wexford Ridge has agreed to the sale of the property to a potential buyer and the parties are currently negotiating a sales contract. There is no assurance that a sale will take place.

                                     III-27

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     e.   Affordable Housing Legislation
          ------------------------------

          President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceeded 120% of fair market rents, these rents were reduced to 120% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

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

          The Section 8 HAP contracts for the following properties have expired or will expire during the government's fiscal year 1998 or 1999, and have been renewed as indicated.































                                     III-28

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                  Units Authorized for            Original                    Renewed
                                 Number of       Rental Assistance Under    Expiration of Section 8     Expiration of Section 8
Property                        Rental Units          Section 8                  HAP Contract                HAP Contract
--------                        ------------     -----------------------    -----------------------     -----------------------
Beech Hill I (1)                    200                     39                    08/31/98                   02/29/00
Beech Hill II (1)                   120                     24                    08/31/98                   02/29/00
Chevy Chase Park                    232                    228                    03/23/98                   09/22/99
Four Winds West                      62                     62                    04/14/98                   10/14/99
Frenchman's Wharf II                324                     31                    11/30/98                   09/30/99
Princeton Community Village         239                     26                    07/01/98                   10/01/99
Wexford Ridge                       246                    242                    09/30/98                   09/30/99
                                  -----                    ---
     Total                        1,423                    652
                                  =====                    ===


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

f.   Summarized financial information
     --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997 follows.



















                                     III-29

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                            COMBINED BALANCE SHEETS

                                                                                        December 31,
                                                                                 -----------------------------
                                                                                     1998             1997
                                                                                 ------------     ------------
     Rental property, at cost, net of accumulated
       depreciation of $71,480,347 and $66,719,563,
       respectively                                                              $ 62,000,194     $ 65,117,350
     Land                                                                           9,387,934        9,387,934
     Other assets                                                                  13,818,251       16,540,104
                                                                                 ------------     ------------
         Total assets                                                            $ 85,206,379     $ 91,045,388
                                                                                 ============     ============


     Mortgage notes payable                                                      $ 98,088,051     $ 88,199,562
     Other liabilities                                                             15,686,522       22,350,998
     Due to general partners                                                        4,507,399        6,891,949
                                                                                 ------------     ------------
         Total liabilities                                                        118,281,972      117,442,509

     Partners' deficit                                                            (33,075,593)     (26,397,121)
                                                                                 ------------     ------------
         Total liabilities and partners' deficit                                 $ 85,206,379     $ 91,045,388
                                                                                 ============     ============




























                                     III-30

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                         COMBINED STATEMENTS OF OPERATIONS

                                                                                       For the years ended
                                                                                           December 31,
                                                                                 ------------------------------
                                                                                     1998             1997
                                                                                 ------------     ------------
     Revenue:
       Rental                                                                    $ 26,203,326     $ 26,530,666
       Interest                                                                       512,900          547,825
       Other                                                                          837,182          671,368
                                                                                 ------------     ------------
         Total revenue                                                             27,553,408       27,749,859
                                                                                 ------------     ------------
     Expenses:
       Operating                                                                   17,375,844       18,448,594
       Interest                                                                     6,497,341        7,015,834
       Depreciation                                                                 4,772,182        4,902,544
       Amortization                                                                    82,463          201,895
                                                                                 ------------     ------------
         Total expenses                                                            28,727,830       30,568,867
                                                                                 ------------     ------------

     Loss before extraordinary gain from extinguishment
       of debt                                                                     (1,174,422)      (2,819,008)

     Extraordinary gain from extinguishment of debt                                 1,100,198               --
                                                                                 ------------     ------------

     Net loss                                                                    $    (74,224)    $ (2,819,008)
                                                                                 ============     ============

     g.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net loss to taxable income (loss)
               ---------------------------------

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

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income (loss) follows.






                                     III-31

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                                       For the years ended
                                                                                           December 31,
                                                                                 -------------------------------
                                                                                     1998             1997
                                                                                 ------------     ------------
     Financial statement net loss                                                $    (74,224)    $ (2,819,008)

     Adjustments:
       Additional book (tax) depreciation,
         net of depreciation on construction period expenses
         capitalized for financial statement purposes                                 532,798         (950,281)

       Amortization for financial statement purposes
         not deducted for income tax purposes                                         171,181           27,383

       Miscellaneous, net                                                             471,640          838,450
                                                                                 ------------     ------------
     Taxable income (loss)                                                       $  1,101,395     $ (2,903,456)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1998 and 1997, the Partnership paid $197,108 and $150,443, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses.

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


                                     III-32

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets.

     For each of the years ended December 31, 1998 and 1997, the Partnership paid the Managing General Partner a Management Fee of $250,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1997. In accordance with the distribution provisions of the Moorings Local Partnership agreement, CRHC was paid an additional incentive management fee of $331,073 on August 7, 1998.


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

                                     III-33

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

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited
partners.   No such amounts were paid to the Managing General Partner and/or its affiliates during 1997.

     In accordance with the distribution provisions of the Moorings Local Partnership agreement, CRHC was paid an additional incentive management fee of $331,073 on August 7, 1998.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, .49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership's cash available for distribution was $0 for both of the years ended December 31, 1998 and 1997.

     On November 20, 1998, the Managing General Partner distributed $499,350 ($10.00 per Additional Limited Partner Unit) to the Additional Limited Partners from the proceeds of the refinancing of Arrowhead and Moorings mortgage loans, to holders or record as of September 30, 1998. On November 4, 1997, the Managing General Partner distributed $999,100 ($20.00 per Additional Limited Partner Unit) to the Additional Limited Partners from the proceeds of the sales of Deer Grove and Tanglewood II to holders of record as of September 30, 1997. The Managing General Partner intends to retain all of the Partnership's

                                     III-34

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

remaining undistributed net sales proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE (LOSS) INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.g.), including losses in excess of related investment amounts. In addition, adjustments arising from the imputation of interest on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2.a.). These returns are subject to examination and, therefore, possible adjustment by the IRS.






































                                     III-35

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE (LOSS) INCOME - Continued

     A reconciliation of the Partnership's financial statement net income to taxable (loss) income follows.

                                                                                        For the years ended
                                                                                            December 31,
                                                                                  ----------------------------
                                                                                      1998            1997
                                                                                  ------------    ------------
Financial statement net income                                                    $  3,009,180     $  3,677,940

Adjustments:
  Differences between
    taxable (loss) income and financial statement
    net income related to the Partnership's
    equity in the Local Partnerships' (losses) income                               (5,264,715)     11,650,148

  Costs amortized over a shorter period for income
    tax purposes                                                                       (16,748)        (55,911)

  Effect of imputed interest on purchase money notes
    for financial reporting purposes                                                 1,071,687       3,241,722
                                                                                  ------------    ------------
Taxable (loss) income                                                             $ (1,200,596)   $ 18,513,899
                                                                                  ============    ============





























                                     III-36