Form 10QSB
period 1999-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1999-05-17
CIK 713571

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1999
                                   --------------


Commission file number                0-11973
                                   --------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




           Maryland                                     52-1321492
-----------------------------------------         ------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ------------------------
(Address of principal executive offices)                (Zip Code)



                                 (301) 468-9200
--------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1999)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999



                                                            PAGE
                                                            ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1999 and
            December 31, 1998 . . . . . . . . . . . . .         1

          Statements of Operations and Accumulated Losses
            - for the three months ended March 31, 1999
            and 1998  . . . . . . . . . . . . . . . . .         2

          Statements of Cash Flows - for the three
            months ended March 31, 1999 and 1998  . . .         3

          Notes to Financial Statements - March 31, 1999
            and 1998  . . . . . . . . . . . . . . . . .         4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        19

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . .        25

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        27

Signature   . . . . . . . . . . . . . . . . . . . . . .        28

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        29

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                    ASSETS

                                                                                                March 31,        December 31,
                                                                                                  1999              1998
                                                                                               ------------      ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  1,103,337      $  3,218,015
Partnership interests held in escrow                                                              1,090,623         1,044,007
Cash and cash equivalents                                                                         7,325,375         7,596,031
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $423,048 and $416,201, respectively                                   398,625           405,472
Property purchase costs, net of accumulated amortization of
  $276,565 and $271,968, respectively                                                               275,053           279,650
Other assets                                                                                          7,169             3,781
                                                                                               ------------      ------------

      Total assets                                                                             $ 10,200,182      $ 12,546,956
                                                                                               ============      ============

                         LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $ 11,812,828      $ 15,344,182
Accrued interest payable                                                                         27,471,336        27,810,849
Accounts payable and accrued expenses                                                                83,135           120,654
                                                                                               ------------      ------------
      Total liabilities                                                                          39,367,299        43,275,685
                                                                                               ------------      ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                  2,000             2,000
    Limited Partners                                                                             50,015,000        50,015,000
                                                                                               ------------      ------------
                                                                                                 50,017,000        50,017,000

  Less:
    Accumulated distributions to partners                                                        (2,753,062)       (2,753,062)
    Offering costs                                                                               (5,278,980)       (5,278,980)
    Accumulated losses                                                                          (71,152,075)      (72,713,687)
                                                                                               ------------      ------------
      Total partners' deficit                                                                   (29,167,117)      (30,728,729)
                                                                                               ------------      ------------
      Total liabilities and partners' deficit                                                  $ 10,200,182      $ 12,546,956
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               STATEMENTS OF OPERATIONS

                                AND ACCUMULATED LOSSES

                                      (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               -----------------------------
                                                                                                   1999              1998
                                                                                               ------------      ------------
Share of income (loss) from partnerships                                                       $  1,545,651      $     (2,620)
                                                                                               ------------      ------------
Other revenue and expenses:

  Revenue:
    Interest and other income                                                                        77,182           100,579
                                                                                               ------------      ------------

  Expenses:
    Interest                                                                                        430,303           963,953
    Management fee                                                                                   62,499            62,499
    General and administrative                                                                       62,621            53,017
    Professional fees                                                                                19,348            29,028
    Amortization of deferred costs                                                                   11,444            12,518
                                                                                               ------------      ------------
                                                                                                    586,215         1,121,015
                                                                                               ------------      ------------
       Total other revenue and expenses                                                            (509,033)       (1,020,436)
                                                                                               ------------      ------------

Income (loss) before extraordinary gain from extinguishment of debt                               1,036,618        (1,023,056)

Extraordinary gain from extinguishment of debt                                                      524,994                --
                                                                                               ------------      ------------
Net income (loss)                                                                                 1,561,612        (1,023,056)

Accumulated losses, beginning of period                                                         (72,713,687)      (75,722,867)
                                                                                               ------------      ------------
Accumulated losses, end of period                                                              $(71,152,075)     $(76,745,923)
                                                                                               ============      ============
Net income (loss) allocated to General Partners (1.51%)                                        $     23,580      $    (15,448)
                                                                                               ============      ============
Net income (loss) allocated to Initial and Special Limited Partners (1.49%)                    $     23,268      $    (15,244)
                                                                                               ============      ============
Net income (loss) allocated to Additional Limited Partners (97%)                               $  1,514,764      $   (992,364)
                                                                                               ============      ============
Net income (loss) per unit of Additional Limited Partner Interest
  based on 50,000 units outstanding                                                            $      30.30      $     (19.85)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                    CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                                                                 For the three months ended
                                                                                                         March 31,
                                                                                               -----------------------------
                                                                                                   1999              1998
                                                                                               ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                                            $  1,561,612      $ (1,023,056)

  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Share of (income) loss from partnerships                                                     (1,545,651)            2,620
    Amortization of deferred costs                                                                   11,444            12,518
    Amortization of discount on purchase money notes                                                     --           372,016
    Extraordinary gain from extinguishment of debt                                                 (524,994)               --

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                            (3,388)           74,654
      Increase in accrued interest payable                                                          430,303           591,937
      (Decrease) increase in accounts payable and accrued expenses                                  (37,519)            6,465
                                                                                               ------------      ------------
         Net cash (used in) provided by operating activities                                       (108,193)           37,154
                                                                                               ------------      ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                      3,734,355           735,560
  Advances made to local partnerships                                                              (120,642)          (28,000)
                                                                                               ------------      ------------
         Net cash provided by investing activities                                                3,613,713           707,560
                                                                                               ------------      ------------

Cash flows from financing activities:
  Pay-off of purchase money note and related interest                                            (1,085,000)               --
  Payment of purchase money note principal                                                       (2,691,176)               --
                                                                                               ------------      ------------
         Net cash used in financing activities:                                                  (3,776,176)               --
                                                                                               ------------      ------------

Net (decrease) increase in cash and cash equivalents                                               (270,656)          744,714
Cash and cash equivalents, beginning of period                                                    7,596,031         7,969,815
                                                                                               ------------      ------------
Cash and cash equivalents, end of period                                                       $  7,325,375      $  8,714,529
                                                                                               ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                     $    244,822      $         --
                                                                                               ============      ============

                   The accompanying notes are an integral part
                          of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1998.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $11,812,828 plus accrued interest of $27,471,336 as of March 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and have been extended to January 5, 2001, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off on October 5, 1998, as discussed below.
Purchase money notes in the aggregate principal amounts of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balance extended to August 31, 2003 as discussed below. Purchase money notes in the aggregate principal amount $1,450,000 matured on September 1, 1998, and the Managing General Partner is involved in negotiations to extend these notes until September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended, as discussed below.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

     The following chart presents information related to purchase money notes which mature through March 31, 2000, or which have matured and remain unpaid or unextended as of May 14, 1999.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                            Carrying Amount
                                            of Partnership's
                                             Investment in                 Aggregate
                                            and Advances to                Principal                  Aggregate
                   Number of                Underlying Local                Balance                   Interest
 Purchase          Underlying               Partnerships as                  as of                   Balance as of
  Money Note         Local      Percentage     of March       Percentage     March      Percentage       March       Percentage
 (PMN) Maturity   Partnerships   of Total       31, 1999       of Total     31, 1999     of Total      31, 1999       of Total
----------------  ------------  ----------  ----------------  ----------  -----------   ----------   -------------   ----------
1st Quarter 1998        2            10%     $            --       --     $ 2,380,000         20%    $   2,967,060        11%
2nd Quarter 1998        1             5%                  --       --       3,150,000         27%        5,360,559        20%
3rd Quarter 1998        1             5%             738,690       67%      1,450,000         12%        2,033,387         7%
1st Quarter 1999        1             5%                  --       --         500,000          4%        1,448,209         5%
                     ----         -----      ---------------    -----     -----------      -----     -------------     -----
Total through
  3/31/2000             5            25%     $       738,690       67%    $ 7,480,000         63%    $  11,809,215        43%
                     ====         =====      ===============    =====     ===========      =====     =============     =====

Total, all PMNs        20           100%     $     1,103,337      100%    $11,812,828        100%    $  27,471,336       100%
                     ====         =====      ===============    =====     ===========      =====     =============     =====

     The above chart does not include purchase money notes aggregating $840,178 which matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, and sales or refinancings. Of the 20 Local

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnerships in which the Partnership is invested as of both March 31, 1999 and December 31, 1998, the five local Partnerships with associated purchase money notes which mature through March 31, 2000 and remain unpaid or unextended as of May 14, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                           Percentage of Total       Partnership's Share of
    For the Three Month   Distributions Received       Income (loss) from
      Periods Ending      from Local Partnerships      Local Partnerships
    ------------------    -----------------------    ----------------------
    March 31, 1999                  0%                      $  58,531
    March 31, 1998                  0%                         15,425


     Interest expense on the Partnership's purchase money notes was $430,303 and $963,953 for the three months ended March 31, 1999 and 1998, respectively. Amortization of discount on purchase money notes increased interest expense during the three months ended March 31, 1999 and 1998 by $0 and $372,016, respectively. The accrued interest on the purchase money notes of $27,471,336 and $27,810,849 as of March 31, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. The Partnership did not receive any cash flow distributions from Beech Hill I or Beech Hill II during the three months ended March 31, 1999 or 1998.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

$1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of May 14, 1999, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the noteholders, and the transfer documents remain in escrow. As of May 14, 1999, principal and accrued interest totaling $1,480,000 and $1,838,985, respectively, related to Beech Hill I and $900,000 and $1,153,163, respectively, related to Beech Hill II were due.

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's basis in each of these Local Partnerships as of March 31, 1999, which was $668,990 and $421,633 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

     The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the impending likely loss of ownership interest in the Local Partnerships would result in net financial statement gains of approximately $2.6 million and $1.7 million for Beech Hill I and Beech Hill II, respectively. The federal tax gains are estimated to be approximately $4.9 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.

                                   Chevy Chase
                                   -----------

     The Partnership defaulted on its two purchase money notes related to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. The Managing General Partner successfully negotiated an extension of one of the purchase money notes (First Chase Note) in the principal amount of $1,050,000 effective December 1, 1997. In connection with the extension agreement, the Partnership made an interest payment to the noteholder. The terms of the extension agreement
extended the maturity date to January 2, 2000.   On December 17, 1998, the
Partnership exercised its right, pursuant to the extension agreement, to further extend the maturity date to January 5, 2001 by making an additional payment, applied to accrued interest, to the noteholder. The Partnership has the further option to purchase the purchase money note for a specified amount if it gives notice of such exercise by January 5, 2000.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

                                 Four Winds West
                                 ---------------

     The Partnership defaulted on its purchase money note related to Four Winds West Company Limited (Four Winds West) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $462,178 and $532,673, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Four Winds West. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $305,000 in 1999. The discounted payoff will also result in cancellation of indebtedness income for federal tax purposes in 1999; as of May 14, 1999, the approximate amount is not available to the Partnership.

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were extended to mature on June 1, 1998. As of May 14, 1999, principal and accrued interest totaling $3,150,000 and $5,401,142, respectively, were due. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, the Partnership is currently negotiating with the noteholders to extend the notes to be coterminous with the workout agreement, which is scheduled to expire on May 31, 2000. As of May 14, 1999, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not adversely impact the Partnership's financial condition, as discussed above.

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. As of May 14, 1999, principal and accrued interest of $500,000 and $1,460,594, respectively, were

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

due.

     The Managing General Partner is currently negotiating with the noteholders to extend the maturity date of the purchase money note related to Princeton. There is no assurance that a final agreement for an extension of the purchase money note will be obtained. During September 1998, the Managing General Partner received an offer from a third party to purchase the Princeton property. The offer was not accepted. The uncertainty regarding the continued ownership of the Partnership's interest in Princeton does not adversely impact the Partnership's financial condition, as discussed above.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     The Partnership defaulted on its purchase money notes relating to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) on August 31, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $4,600,000 and $8,750,764, respectively, for Rolling Green at Fall River and $1,927,500 and $3,661,147, respectively, for Rolling Green at Amherst. The Managing General Partner and the trustees representing the noteholders agreed to extend the maturity dates of the purchase money notes to February 28, 2001, subject to a further extension to August 31, 2003 if the Local Partnerships complete a refinancing of their mortgage loans. However, the noteholders have the right to accelerate the maturity of the notes upon not less than one year's prior notice. Accordingly, the purchase money notes for Rolling Green at Fall River and Rolling Green at Amherst presently mature on August 31, 2003, subject to the respective noteholder's right to accelerate the maturity. As part of the agreement, the Partnership agreed that all refinancing mortgage loan proceeds payable to the Partnership by the respective Local Partnerships, as well as all net cash flow payable to the Partnership from the respective Local Partnerships in excess of $10,000 per year, shall be applied to the balance of the respective purchase money notes. The mortgage loan on Rolling Green at Fall River was refinanced in March 1999; refinancing proceeds of $2,691,176 were used to pay down the purchase money note in March 1999. The mortgage loan on Rolling Green at Amherst was refinanced in August 1998; refinancing proceeds of $1,503,496 were used to pay down the purchase money note in 1998. The Partnership further agreed to waive certain rights granted in the respective Local Partnerships' limited partnership agreements.

                                   Troy Manor
                                   ----------

     The Partnership defaulted on its purchase money note related to Troy Apartments Limited (Troy Manor) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $378,000 and $227,420, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Troy Manor. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $220,000 in 1999. The discounted payoff will also result in cancellation of indebtedness income for federal tax purposes in 1999; as of May 14, 1999, the approximate amount is not available to the Partnership.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Westgate
                                    --------

     In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. However, the noteholder has since refused to execute the documentation formally extending the maturity date. As of May 14, 1999, principal and accrued interest of $1,450,000 and $2,048,672, respectively, were due. In December, 1998, the noteholder's attorney notified the Managing General Partner of its position, which the Managing General Partner disputes, that the noteholder's prior agreement to extend the maturity date is not binding on the noteholder. The parties are exploring settlement possibilities, but the Managing General Partner is prepared to vigorously defend its position that the agreement to extend the maturity date for five years is binding on the noteholder. There is no assurance that the parties will be able to settle this dispute or that the Partnership would prevail in any resulting litigation if a settlement is not reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

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

     On April 7, 1998, the Partnership was served with a complaint by the holder of the second and third purchase money notes (collectively, Second and Third Wexford Notes) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holder of the Second and Third Wexford Notes, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnership paid the holder of the Second and Third Wexford Notes a discounted amount in full settlement of the Second and Third Wexford Notes and the lawsuit. In connection with this settlement, the local general partner withdrew from the Local Partnership, assigning his one percent interest (which was converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partner, agreed to a termination of the property management agreement effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partner, the holder of the Second and Third Wexford Notes, and their respective affiliates in the First Wexford Note, which is approximately 4.85%.

b.   Advances to Local Partnerships
     ------------------------------

     As of March 31, 1999 and December 31, 1998, the Partnership had advanced funds to Local Partnerships totaling $595,052 and $474,410, respectively. Interest accrued on these advances was $187,372 as of both March 31, 1999 and December 31, 1998. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

                             Arrowhead and Moorings
                             ----------------------

     On March 19, 1998, the Partnership advanced loan application fees and deposits for refinancing costs totaling $14,000 to each of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings). On May 7, 1998, the Partnership advanced additional amounts for rate lock fees to Arrowhead and Moorings in the amounts of $140,000 and $166,000, respectively. The loan refinancings closed on May 14, 1998, and a portion of the proceeds were used to repay the above advances to the Partnership.

                                   Chevy Chase
                                   -----------

     On January 7, 1999, the Partnership advanced $120,642 to Chevy Chase to cover required repairs and maintenance expenses pending reimbursement from a capital improvement escrow. The advance was repaid to the Partnership on April 8, 1999.

                              Frenchman's Wharf II
                              --------------------

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both March 31, 1999 and December 31, 1998. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both March 31, 1999 and December 31, 1998, are payable from cash

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout of its mortgage loan, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of March 31, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

c.   Property matters
     ----------------

                             Arrowhead and Moorings
                             ----------------------

     In May 1998, Arrowhead and Moorings closed on the refinancings of their mortgage loans with a conventional lender, as discussed above; as a result, certain restrictions on future distributions of cash to the Partnership were removed. Also in 1998, the property manager was replaced. These factors contributed to larger distributions to the Partnership during March 1999, which have been included in share of income from partnerships since the Partnership's investment in Arrowhead and Moorings had previously been reduced to zero.

                              Frenchman's Wharf II
                              --------------------

     The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1999. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Orangewood Plaza
                                ----------------

     The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment building in Orange Cove, California, was never formally converted to a permanent loan. It is anticipated that this loan will be restructured, and that the restructuring may result in cancellation of indebtedness income to the Partnership in the amount of approximately $163,000 during 1999. Additionally, the Partnership had pledged its interest in the Local Partnership as security on a promissory note, in the amount of $170,000, made by the Local Partnership.
The note, which matured on July 28, 1998, is currently in default. The parties are currently negotiating a restructuring of this loan, which is anticipated to be formalized concurrent with the restructuring of the construction loan. There is no assurance that either restructuring will be formalized. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.

                                    Princeton
                                    ---------

     The report of the auditors on the financial statements of Princeton for the year ended December 31, 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan from the former owner of the apartment complex and the Partnership's default on the purchase money notes related to this Local Partnership, as discussed above. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, also as discussed above.

                           Rolling Green at Fall River
                           ---------------------------

     The mortgage loan on Rolling Green at Fall River was refinanced in March 1999; refinancing proceeds of $2,691,176 were used to pay down the Partnership's purchase money note in March 1999. See the discussion above for additional information pertaining to this refinancing and pay down.

                                  Wexford Ridge
                                  -------------

     Wexford Ridge Associates has received an offer to sell its property and, as of May 14, 1999, the parties are negotiating a sales contract. There is no assurance that a sale will take place.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 20 Local Partnerships in which the Partnership is invested as of both March 31, 1999 and 1998 follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months ended
                                                        March 31,
                                              -----------------------------
                                                  1999             1998
                                              ------------     ------------
        Revenue:
          Rental                              $  6,550,834     $  6,401,127
          Other                                    337,527          296,215
                                              ------------     ------------
            Total revenue                        6,888,361        6,697,342
                                              ------------     ------------
        Expenses:
          Operating                              4,343,965        4,313,117
          Interest                               1,624,336        1,752,416
          Depreciation and amortization          1,213,666        1,241,981
                                              ------------     ------------
            Total expenses                       7,181,967        7,307,514
                                              ------------     ------------
        Net loss                              $   (293,606)    $   (610,172)
                                              ============     ============

     As of March 31, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for 12 of the 20 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $23,952,567 and $23,529,345, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 120% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

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

                             MARCH 31, 1999 AND 1998

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


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $44,356 and $34,612 for the three months ended March 31, 1999 and 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 1999 and 1998.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expire between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents will be reduced to 120% of fair market rents (Mark-to-Market). At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage will accrue interest at a below-market rate; however,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,325,375 (or approximately $142.11 per Additional Limited Partner unit) and $7,596,031 (or approximately $147.36 per Additional Limited Partner unit) as of March 31, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. As of May 14, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $11,812,828 plus accrued interest of $27,471,336 as of March 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and have been extended to January 5, 2001, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off on October 5, 1998, as discussed below.
Purchase money notes in the aggregate principal amounts of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balance extended to August 31, 2003 as discussed in the notes to the financial statements. Purchase money notes in the aggregate principal amount $1,450,000 matured on September 1, 1998, and the Managing General Partner is involved in negotiations to extend these notes until September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended, as discussed below. See the notes to the financial statements for additional information pertaining to these purchase money notes.

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

     The following chart presents information related to purchase money notes which mature through March 31, 2000, or which have matured and remain unpaid or unextended as of May 14, 1999.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                            Carrying Amount
                                            of Partnership's
                                             Investment in                 Aggregate
                                            and Advances to                Principal                  Aggregate
                   Number of                Underlying Local                Balance                    Interest
 Purchase          Underlying               Partnerships as                  as of                   Balance as of
  Money Note         Local      Percentage     of March       Percentage     March      Percentage       March       Percentage
 (PMN) Maturity   Partnerships   of Total       31, 1999       of Total     31, 1999     of Total      31, 1999       of Total
----------------  ------------  ----------  ----------------  ----------  -----------   ----------   -------------   ----------
1st Quarter 1998        2            10%     $            --       --     $ 2,380,000         20%    $   2,967,060        11%
2nd Quarter 1998        1             5%                  --       --       3,150,000         27%        5,360,559        20%
3rd Quarter 1998        1             5%             738,690       67%      1,450,000         12%        2,033,387         7%
1st Quarter 1999        1             5%                  --       --         500,000          4%        1,448,209         5%
                     ----         -----      ---------------    -----     -----------      -----     -------------     -----
Total through
  3/31/2000             5            25%     $       738,690       67%    $ 7,480,000         63%    $  11,809,215        43%
                     ====         =====      ===============    =====     ===========      =====     =============     =====

Total, all PMNs        20           100%     $     1,103,337      100%    $11,812,828        100%    $  27,471,336       100%
                     ====         =====      ===============    =====     ===========      =====     =============     =====


     The above chart does not include purchase money notes aggregating $840,178 which matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will always be successful. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate using any of the strategies mentioned above. In such instances, upon maturity of the purchase money notes, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, and sales or refinancings. Of the 20 Local Partnerships in which the Partnership is invested as of both March 31, 1999 and December 31, 1998, the five local Partnerships with associated purchase money

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

notes which mature through March 31, 2000 and remain unpaid or unextended as of May 14, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                           Percentage of Total       Partnership's Share of
    For the Three Month   Distributions Received       Income (loss) from
      Periods Ending      from Local Partnerships      Local Partnerships
    ------------------    -----------------------    ----------------------
    March 31, 1999                  0%                      $  58,531
    March 31, 1998                  0%                         15,425


     The Managing General Partner continues to address the impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the three months ended March 31, 1999 primarily due to the payoff of two of the Partnership's purchase money notes, as discussed in the notes to the financial statements, as partially offset by increased distributions from partnerships.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three months ended March 31, 1999 as opposed to net loss during the corresponding period in 1998 primarily due to an increase in share of income from partnerships due to the receipt of proceeds from the refinancing of the first mortgage loan on Rolling Green at Fall River, as discussed in the notes to the financial statements, and the receipt of larger distributions from Arrowhead and Moorings (since the Partnership's investments in Arrowhead and Moorings had previously been reduced to zero). Contributing to the Partnership's net income was extraordinary gain from the extinguishment of debt related to the discounted payoffs of the Four Winds West and Troy Manor purchase money notes, also as discussed in the notes to the financial statements, a decrease in interest expense due to the discount on purchase money notes being fully amortized as of December 31, 1998, and a decrease in professional fees due to a decrease in legal fees related to the Chevy Chase and Wexford litigation in 1998. Partially offsetting the increase in the Partnership's net income was a decrease in interest and other

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

income due to lower cash and cash equivalent balances during 1999 and generally lower rates, and an increase in general and administrative expenses due to an increase in payroll expenses.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1999 did not include losses of $423,222, compared to excluded losses of $593,697 for the three months ended March 31, 1998.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively. The Partnership did not receive any cash flow distributions from Beech Hill I or Beech Hill II during the three months ended March 31, 1999 or 1998.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of May 14, 1999, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the noteholders, and the transfer documents remain in escrow. As of May 14, 1999, principal and accrued interest totaling $1,480,000 and $1,838,985, respectively, related to Beech Hill I and $900,000 and $1,153,163, respectively, related to Beech Hill II were due.

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's basis in each of these Local Partnerships as of March 31, 1999, which was $668,990 and $421,633 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

     The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the impending likely loss of ownership interest in the Local Partnerships would result in net financial statement gains of approximately $2.6 million and $1.7 million for Beech Hill I and Beech Hill II, respectively. The federal tax gains are estimated to be approximately $4.9 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were extended to mature on June 1, 1998. As of May 14, 1999, principal and accrued interest totaling $3,150,000 and $5,401,142, respectively, were due. In conjunction with the four-year workout agreement for the Local Partnership's mortgage loan, the Partnership is currently negotiating with the noteholders to extend the notes to be coterminous with the workout agreement, which is scheduled to expire on May 31, 2000. As of May 14, 1999, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not adversely impact the Partnership's financial condition, as discussed above.

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. As of May 14, 1999, principal and accrued interest of $500,000 and $1,460,594, respectively, were due.

     The Managing General Partner is currently negotiating with the noteholders to extend the maturity date of the purchase money note related to Princeton. There is no assurance that a final agreement for an extension of the purchase money note will be obtained. During September 1998, the Managing General Partner received an offer from a third party to purchase the Princeton property. The offer was not accepted. The uncertainty regarding the continued ownership of the Partnership's interest in Princeton does not adversely impact the Partnership's financial condition, as discussed above.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                    Westgate
                                    --------

     In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. However, the noteholder has since refused to execute the documentation formally extending the maturity date. As of May 14, 1999, principal and accrued interest of $1,450,000 and $2,048,672, respectively, were due. In December, 1998, the noteholder's attorney notified the Managing General Partner of its position, which the Managing General Partner disputes, that the noteholder's prior agreement to extend the maturity date is not binding on the noteholder. The parties are exploring settlement possibilities, but the Managing General Partner is prepared to vigorously defend its position that the agreement to extend the maturity date for five years is binding on the noteholder. There is no assurance that the parties will be able to settle this dispute or that the Partnership would prevail in any resulting litigation if a settlement is not reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1999.

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



May 14, 1999                 by: /s/ Michael J. Tuszka
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