Form 10QSB
period 1999-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1999-08-09
CIK 713571

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1999
                                   -------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1999)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999



                                                            PAGE
                                                            ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1999 and
            December 31, 1998 . . . . . . . . . . . . .        1

          Statements of Operations and Accumulated Losses
            - for the three and six months ended
            June 30, 1999 and 1998  . . . . . . . . . .        2

          Statements of Cash Flows - for the six
            months ended June 30, 1999 and 1998 . . . .        3

          Notes to Financial Statements - June 30, 1999
            and 1998  . . . . . . . . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        20

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . .        26

Item 5.   Other Information . . . . . . . . . . . . . .        28

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        29

Signature   . . . . . . . . . . . . . . . . . . . . . .        30

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        31

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  BALANCE SHEETS

                                      ASSETS

                                                                                                   June 30,      December 31,
                                                                                                     1999           1998
                                                                                                 ------------    ------------
                                                                                                  (Unaudited)
Investments in and advances to partnerships                                                      $  1,248,173    $  3,218,015
Investment in partnership held for sale                                                                39,653              --
Partnership interests held in escrow                                                                1,137,238       1,044,007
Cash and cash equivalents                                                                           7,703,891       7,596,031
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $396,305 and $416,201, respectively                                     361,411         405,472
Property purchase costs, net of accumulated amortization of
  $271,226 and $271,968, respectively                                                                 261,170         279,650
Other assets                                                                                           16,000           3,781
                                                                                                 ------------    ------------
      Total assets                                                                               $ 10,767,536    $ 12,546,956
                                                                                                 ============    ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                               $ 15,296,503    $ 16,377,994
Accrued interest payable                                                                           24,366,889      26,777,037
Accounts payable and accrued expenses                                                                  96,838         120,654
                                                                                                 ------------    ------------
      Total liabilities                                                                            39,760,230      43,275,685
                                                                                                 ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                    2,000           2,000
    Limited Partners                                                                               50,015,000      50,015,000
                                                                                                 ------------    ------------
                                                                                                   50,017,000      50,017,000

  Less:
    Accumulated distributions to partners                                                          (2,753,062)     (2,753,062)
    Offering costs                                                                                 (5,278,980)     (5,278,980)
    Accumulated losses                                                                            (70,977,652)    (72,713,687)
                                                                                                 ------------    ------------
      Total partners' deficit                                                                     (28,992,694)    (30,728,729)
                                                                                                 ------------    ------------
      Total liabilities and partners' deficit                                                    $ 10,767,536    $ 12,546,956
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS
                              AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                For the three months ended        For the six months ended
                                                                          June 30,                         June 30,
                                                               -----------------------------    -----------------------------
                                                                   1999             1998            1999             1998
                                                               ------------     ------------    ------------     ------------
Share of income from partnerships                              $    624,779     $  4,498,827    $  2,170,430     $  4,496,207
                                                               ------------     ------------    ------------     ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                       112,055          133,636         189,237          234,215
                                                               ------------     ------------    ------------     ------------
 Expenses:
    Interest                                                        422,357          963,953         852,660        1,927,906
    Management fee                                                   62,499           62,499         124,998          124,998
    General and administrative                                       54,234           86,230         116,855          139,247
    Professional fees                                                11,877           30,009          31,225           59,037
    Amortization of deferred costs                                   11,444           10,370          22,888           22,888
                                                               ------------     ------------    ------------     ------------
                                                                    562,411        1,153,061       1,148,626        2,274,076
                                                               ------------     ------------    ------------     ------------
       Total other revenue and expenses                            (450,356)      (1,019,425)       (959,389)      (2,039,861)
                                                               ------------     ------------    ------------     ------------

Income before extraordinary gain from extinguishment of debt        174,423        3,479,402       1,211,041        2,456,346

Extraordinary gain from extinguishment of debt                           --               --         524,994               --
                                                               ------------     ------------    ------------     ------------
Net income                                                          174,423        3,479,402       1,736,035        2,456,346

Accumulated losses, beginning of period                         (71,152,075)     (76,745,923)    (72,713,687)     (75,722,867)
                                                               ------------     ------------    ------------     ------------
Accumulated losses, end of period                              $(70,977,652)    $(73,266,521)   $(70,977,652)    $(73,266,521)
                                                               ============     ============    ============     ============
Net income allocated to General Partners (1.51%)               $      2,634     $     52,539    $     26,214     $     37,091
                                                               ============     ============    ============     ============
Net income allocated to Initial and Special
  Limited Partners (1.49%)                                     $      2,599     $     51,843    $     25,867     $     36,600
                                                               ============     ============    ============     ============
Net income allocated to Additional Limited Partners (97%)      $    169,190     $  3,375,020    $  1,683,954     $  2,382,655
                                                               ============     ============    ============     ============
Net income per unit of Additional Limited
  Partner Interest based on 50,000 units outstanding           $       3.38     $      67.50    $      33.68     $      47.65
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                   For the six months ended
                                                                                                           June 30,
                                                                                                 -----------------------------
                                                                                                     1999            1998
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                                                                     $  1,736,035    $  2,456,346

  Adjustments to reconcile net income to net cash used in
    operating activities:
    Share of income from partnerships                                                              (2,170,430)     (4,496,207)
    Amortization of deferred costs                                                                     22,888          22,888
    Amortization of discount on purchase money notes                                                       --         744,032
    Extraordinary gain from extinguishment of debt                                                   (524,994)             --

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                             (12,219)         63,473
      Increase in accrued interest payable                                                            852,660       1,183,874
      Payment of purchase money note interest                                                         (25,322)       (378,503)
      (Decrease) increase in accounts payable and accrued expenses                                    (23,816)         40,066
                                                                                                 ------------    ------------
         Net cash used in operating activities                                                       (145,198)       (364,031)
                                                                                                 ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        4,047,041       5,270,755
  Advances made to local partnerships                                                                (120,642)       (789,000)
  Collection of advances made to local partnerships                                                   120,642         639,000
                                                                                                 ------------    ------------
         Net cash provided by investing activities                                                  4,047,041       5,120,755
                                                                                                 ------------    ------------
Cash flows from financing activities:
  Pay-off of purchase money note and related interest                                              (1,085,000)             --
  Payment of purchase money note principal and capitalized interest                                (2,708,983)             --
                                                                                                 ------------    ------------
         Net cash used in financing activities                                                     (3,793,983)             --
                                                                                                 ------------    ------------
Net increase in cash and cash equivalents                                                             107,860       4,756,724

Cash and cash equivalents, beginning of period                                                      7,596,031       7,969,815
                                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                                         $  7,703,891    $ 12,726,539
                                                                                                 ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $  2,737,814    $    378,503
                                                                                                 ============    ============

                    The accompanying notes are an integral part
                          of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the interim period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

     Certain amounts in the financial statements for the year ended December 31, 1998 have been reclassified to conform to the 1999 presentation.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $15,296,503 plus accrued interest of $24,366,889 as of June 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off on October 5, 1998, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and have been extended to January 5, 2001, as discussed below. Purchase money notes in the aggregate principal amounts of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balances extended to August 31, 2003 as discussed below. Purchase money notes in the aggregate principal amount $1,450,000 matured on September 1, 1998, and the Managing General Partner is involved in negotiations to extend these notes until September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended, as discussed below.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

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

     The following chart presents information related to purchase money notes which mature through June 30, 2000, or which have matured and remain unpaid or unextended as of August 9, 1999. Information for the first quarter of 1999 does not include a note which matured during that quarter and which was paid off, at a discount, on February 5, 1999. See further discussion of this purchase money note, below.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                               Carrying Amount
                                               of Partnership's
                                                Investment in                 Aggregate                 Aggregate
                                               and Advances to                Principal                  Accrued
                    Number of                  Underlying Local                Balance                   Interest
   Purchase         Underlying                 Partnerships as                  as of                  Balance as of
   Money Note         Local       Percentage       of June       Percentage     June       Percentage      June        Percentage
 (PMN) Maturity    Partnerships    of Total        30, 1999       of Total     30, 1999     of Total     30, 1999       of Total
----------------   ------------   ----------   ----------------  ----------  -----------   ----------  -------------   ----------
1st Quarter 1998         2             10%      $            --       --     $ 2,380,000         16%   $   3,020,610        12%
2nd Quarter 1998         1              5%                   --       --       3,150,000         21%       5,447,184        22%
3rd Quarter 1998         1              5%              701,722       56%      1,450,000          9%       2,066,012         9%
1st Quarter 1999         1              5%                   --       --         500,000          3%       1,474,645         6%
                      ----          -----       ---------------    -----     -----------      -----    -------------     -----
Total through
  6/30/2000              5             25%      $       701,722       56%    $ 7,480,000         49%   $  12,008,451        49%
                      ====          =====       ===============    =====     ===========      =====    =============     =====

Total, Local
  Partnerships          20            100%      $     1,248,173      100%    $15,296,503        100%   $  24,366,889       100%
                      ====          =====       ===============    =====     ===========      =====    =============     =====

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders. Based on preliminary discussions with the holders of purchase money notes maturing through June 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, and sales or refinancings. Of the 20 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and December 31, 1998, the five local Partnerships with associated purchase money notes which mature

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

through June 30, 2000 and which remain unpaid or unextended as of August 9, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                         Percentage of Total      Partnership's Share of
   For the Six Month    Distributions Received      Income (loss) from
    Periods Ending      from Local Partnerships     Local Partnerships
   -----------------    -----------------------   ----------------------
   June 30, 1999                  0%                     $  68,178
   June 30, 1998                  0%                        21,139


     Interest expense on the Partnership's purchase money notes was $422,357 and $852,660 for the three and six months ended June 30, 1999, respectively, and $963,953 and $1,927,906 for the three and six months ended June 30, 1998, respectively. Amortization of discount on purchase money notes increased interest expense by $372,016 and $744,032 during the three and six months ended June 30, 1998, respectively. There was no amortization of discount on purchase money notes during the three and six months ended June 30, 1999 as all discounts on purchase money notes were fully amortized as of December 31, 1998. The accrued interest on the purchase money notes of $24,366,889 and $26,777,037 as of June 30, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively, to be applied against the notes. The Partnership did not receive any cash flow distributions from Beech Hill I or Beech Hill II during the six months ended June 30, 1999 or 1998.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of August 9, 1999, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the noteholders, and the transfer documents remain in escrow. As of August 9, 1999, principal and accrued interest totaling $1,480,000 and $1,870,734, respectively, related to Beech Hill I and $900,000 and $1,172,470, respectively, related to Beech Hill II were due.

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's basis in each of these Local Partnerships as of June 30, 1999, which was $703,039 and $434,199 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

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

     On February 10, 1998, the Partnership was served with a complaint by the two holders of the second purchase money note (Second Chase Note) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated
(CRHC), an affiliate of the Managing General Partner, for damages and seeking

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holders of the Second Chase Note a discounted amount in full settlement of the Second Chase Note and the lawsuit. In connection with this settlement, the local general partners withdrew from the Local Partnership, assigning their combined one percent interests (which were converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partners, was terminated effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partners, the holders of the Second Chase Note, and their respective affiliates in the First Chase Note, which is approximately 10.808%. On May 28, 1999, the Partnership filed suit against the holder of the First Chase Note, seeking payment of the Partnership's 10.808% share of payments made on the First Chase Note since October 1, 1997.
As of August 9, 1999, the defendant has not yet answered the complaint.

                                 Four Winds West
                                 ---------------

     The Partnership defaulted on its purchase money note related to Four Winds West Company Limited (Four Winds West) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $462,178 and $532,673, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Four Winds West. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $305,000 in 1999. The discounted payoff will also result in cancellation of indebtedness income for federal tax purposes in 1999.

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were previously extended to mature on June 1, 1998. As of August 9, 1999, principal and accrued interest totaling $3,150,000 and $5,483,733, respectively, were due. The Partnership is currently negotiating with the purchase money noteholders to extend the notes to be coterminous with the workout agreement for the Local Partnership's mortgage loan, which is scheduled to expire on May 31, 2000. As of August 9, 1999, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not adversely impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. As of August 9, 1999, principal and accrued interest of $500,000 and $1,485,798, respectively, were due.

     The Managing General Partner is currently negotiating with the noteholders to extend the maturity date of the purchase money note related to Princeton. There is no assurance that an agreement for an extension of the purchase money note will be obtained. During September 1998, the Managing General Partner received an offer from a third party to purchase the Princeton property. The offer was not accepted by the local general partner. The uncertainty regarding the continued ownership of the Partnership's interest in Princeton does not adversely impact the Partnership's financial condition, as discussed above.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     The Partnership defaulted on its purchase money notes related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) on August 31, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $4,600,000 and $8,750,764, respectively, for Rolling Green at Fall River and $1,927,500 and $3,661,147, respectively, for Rolling Green at Amherst. The Managing General Partner and the trustees representing the noteholders agreed to extend the maturity dates of the purchase money notes to February 28, 2001, subject to a further extension to August 31, 2003 if the Local Partnerships complete a refinancing of their mortgage loans, which refinancings have occurred. However, the noteholders have the right to accelerate the maturity of the notes upon not less than one year's prior notice. Accordingly, the purchase money notes for Rolling Green at Fall River and Rolling Green at Amherst presently mature on August 31, 2003, subject to the respective noteholder's right to accelerate the maturity. As part of the agreement, the Partnership agreed that all refinancing mortgage loan proceeds payable to the Partnership by the respective Local Partnerships, as well as all net cash flow payable to the Partnership from the respective Local Partnerships in excess of $10,000 per year, shall be applied to the balance of the respective purchase money notes, and further agreed to waive certain rights granted in the respective Local Partnerships' limited partnership agreements. The mortgage loan on Rolling Green at Fall River was refinanced in March 1999; refinancing proceeds of $2,708,983 were used to pay down purchase money note principal and capitalized interest in March 1999. The mortgage loan on Rolling Green at Amherst was refinanced in August 1998; refinancing proceeds of $1,503,496 were used to pay down purchase money note principal and capitalized interest in 1998.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Troy Manor
                                   ----------

     The Partnership defaulted on its purchase money note related to Troy Apartments Limited (Troy Manor) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $378,000 and $227,420, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Troy Manor. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $220,000 in 1999. The discounted payoff will also result in cancellation of indebtedness income for federal tax purposes in 1999.

                                    Westgate
                                    --------

     In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. However, the noteholder has since refused to execute the documentation formally extending the maturity date. As of August 9, 1999, principal and accrued interest of $1,450,000 and $2,075,487, respectively, were due. In December, 1998, the noteholder's attorney notified the Managing General Partner of its position, which the Managing General Partner disputes, that the noteholder's prior agreement to extend the maturity date is not binding on the noteholder. The parties are exploring settlement possibilities, but the Managing General Partner is prepared to vigorously defend its position that the agreement to extend the maturity date for five years is binding on the noteholder. There is no assurance that the parties will be able to settle this dispute or that the Partnership would prevail in any resulting litigation if a settlement is not reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                                  Wexford Ridge
                                  -------------

     The Partnership defaulted on its three purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) on December 31, 1997 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $1,900,000 and $3,478,549, respectively. The Managing General Partner successfully negotiated an extension on one of the purchase money notes (First Wexford Note) in the principal amount of $950,000 effective April 9, 1998. In connection with the extension agreement, the Partnership made an interest payment to the noteholder. Under the terms of the extension agreement, the maturity date is January 5, 2001. Additionally, the Partnership has the right and option, but not the obligation, to extend the maturity date to January 2, 2002 by making an additional payment to the noteholder on or before January 5, 2000. Such payment shall be applied to accrued interest. The Partnership, if it exercises this option to further extend the maturity date,

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

shall thereafter have the option to purchase the purchase money note if it gives notice of such exercise by January 5, 2001.

     On April 7, 1998, the Partnership was served with a complaint by the holder of the second and third purchase money notes (collectively, Second and Third Wexford Notes) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holder of the Second and Third Wexford Notes, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holder of the Second and Third Wexford Notes a discounted amount in full settlement of the Second and Third Wexford Notes and the lawsuit. In connection with this settlement, the local general partner withdrew from the Local Partnership, assigning his one percent interest (which was converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partner, agreed to a termination of the property management agreement effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partner, the holder of the Second and Third Wexford Notes, and their respective affiliates in the First Wexford Note, which is approximately 4.85%. On May 28, 1999, the Partnership filed suit against the holder of the First Wexford Note, seeking payment of the Partnership's 4.85% share of payments made on the First Wexford Note since October 1, 1997. As of August 9, 1999, the defendant has not yet answered the complaint.

b.   Advances to Local Partnerships
     ------------------------------

     As of both June 30, 1999 and December 31, 1998, the Partnership had advanced funds to Local Partnerships totaling $474,410. Interest accrued on these advances was $187,372 as of both June 30, 1999 and December 31, 1998. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

                             Arrowhead and Moorings
                             ----------------------

     On March 19, 1998, the Partnership advanced loan application fees and deposits for refinancing costs totaling $14,000 to each of Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings). On May 7, 1998, the Partnership advanced additional amounts for rate lock fees to Arrowhead and Moorings in the amounts of $140,000 and $166,000, respectively. The loan refinancings closed on May 14, 1998, and a portion of the proceeds were used to repay the above advances to the Partnership. See further discussion of the refinancings below.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

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

                              Frenchman's Wharf II
                              --------------------

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both June 30, 1999 and December 31, 1998. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both June 30, 1999 and December 31, 1998, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout of its mortgage loan, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of June 30, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

c.   Property matters
     ----------------

                             Arrowhead and Moorings
                             ----------------------

     On May 7, 1998, Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) closed on refinancings of their respective first mortgage loans. A portion of the proceeds were subsequently used to pay, at a discount, purchase money note obligations of the related Local Partnerships. These discounted payoffs resulted in cancellation of indebtedness income for the Partnership's 1998 tax year. Additionally, during the second and third quarters of 1998, the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnership received $1,536,059 and $3,511,550 from Arrowhead and Moorings, respectively, from the net proceeds of the refinancings. The aggregate refinancing proceeds received by the Partnership exceeded the Partnership's remaining investments in Arrowhead and Moorings by approximately $1.4 million and $3.3 million, respectively, and have been included in share of income from partnerships in the 1998 statement of operations.

                                   Chevy Chase
                                   -----------

     The Managing General Partner and the local managing general partner are both exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of August 9, 1999. There is no assurance that the property will be converted, nor is there any assurance that a refinancing of the mortgage loan will occur.

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

                                Orangewood Plaza
                                ----------------

     The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment building in Orange Cove, California, was never formally converted to a permanent loan. It is anticipated that this loan will be restructured, and that the restructuring may result in cancellation of indebtedness income to the Partnership in the amount of approximately $163,000 during 1999. Additionally, the Partnership had pledged its interest in the Local Partnership as security on a promissory note, in the amount of $170,000, made by the Local Partnership.
The note, which matured on August 5, 1998, is currently in default. The parties are currently negotiating a restructuring of this loan, which is anticipated to be formalized concurrent with the restructuring of the construction loan. The local managing general partner has been asked to have a rental market study prepared, and then to evaluate the feasibility of converting the property to market-rate. No conclusion has been reached as of August 9, 1999. There is no assurance that either restructuring will be formalized, or that the property will be converted to market rate. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Princeton
                                    ---------

     The report of the auditors on the financial statements of Princeton for the year ended December 31, 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the Partnership's default on the purchase money notes related to this Local Partnership, as discussed above. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, also as discussed above.

                            Rolling Green at Amherst
                            ------------------------

     The mortgage loan on Rolling Green at Amherst was refinanced in August 1998; refinancing proceeds of $1,503,496 were used to pay down purchase money note principal and capitalized interest in August 1998. See the discussion above for additional information pertaining to this refinancing and pay down.

                           Rolling Green at Fall River
                           ---------------------------

     The mortgage loan on Rolling Green at Fall River was refinanced in March 1999; refinancing proceeds of $2,708,983 were used to pay down purchase money note principal and capitalized interest in March 1999. See the discussion above for additional information pertaining to this refinancing and pay down.

                                  Wexford Ridge
                                  -------------

     Wexford Ridge Associates has received an offer to sell its property, and the parties have executed a sales contract as of July 8, 1999. The contract is subject to customary contingencies, including a purchaser's due diligence contingency. Accordingly, there is no assurance that a sale will take place.
In the event of a sale of this property, the Partnership's investment in and advances to partnerships would be reduced accordingly. Of the 20 Local Partnerships in which the Partnership had invested as of June 30, 1999 and December 31, 1998, Wexford Ridge represented approximately 0% and 0%, respectively, of the total investment in and advances to partnerships. For both the six months ended June 30, 1999 and 1998, distributions from Wexford Ridge represented approximately 0% of total distributions from Local Partnerships.
The Partnership's share of income from Wexford Ridge was $0 and $0 for the three and six months ended June 30, 1999, respectively, and $0 and $0 for the three and six months ended June 30, 1998, respectively.

     Due to the impending and likely sale of the property related to the Partnership's investment in Wexford Ridge, the net unamortized amounts of acquisition fees and property purchase costs related to Wexford Ridge, which totaled $39,653, have been reclassified to investment in partnership held for sale in the accompanying balance sheet at June 30, 1999.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 20 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and 1998, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months ended          For the six months ended
                                                         June 30,                           June 30,
                                              -----------------------------      -----------------------------
                                                  1999             1998              1999             1998
                                              ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                              $  6,751,778     $  6,398,236      $ 13,302,612     $ 12,799,363
  Other                                            330,397          308,779           667,924          604,994
                                              ------------     ------------      ------------     ------------
     Total revenue                               7,082,175        6,707,015        13,970,536       13,404,357
                                              ------------     ------------      ------------     ------------
Expenses:
  Operating                                      4,189,631        4,167,496         8,533,596        8,480,613
  Interest                                       1,624,341        1,752,419         3,248,677        3,504,835
  Depreciation and amortization                  1,213,660        1,241,976         2,427,326        2,483,957
                                              ------------     ------------      ------------     ------------
     Total expenses                              7,027,632        7,161,891        14,209,599       14,469,405
                                              ------------     ------------      ------------     ------------
Net income (loss)                             $     54,543     $   (454,876)     $   (239,063)    $ (1,065,048)
                                              ============     ============      ============     ============

     As of both June 30, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for 12 of the 20 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $24,289,656 and $23,529,345, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 120% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents applicable to properties with mortgage loans insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

     The Section 8 HAP contracts for the following properties have expired or will expire during the government's fiscal year 1998 or 1999, and have been renewed as indicated.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

                                               Units Authorized for            Original                   Renewed
                                Number of     Rental Assistance Under    Expiration of Section 8    Expiration of Section 8
Property                       Rental Units        Section 8                  HAP Contract               HAP Contract
--------                       ------------   -----------------------    -----------------------    -----------------------
Beech Hill I (1)                   200                   39                    08/31/98                  02/29/00
Beech Hill II (1)                  120                   24                    08/31/98                  02/29/00
Chevy Chase Park                   232                  228                    03/23/98                  09/22/99
Four Winds West                     62                   62                    04/14/98                  10/14/99
Frenchman's Wharf II               324                   31                    11/30/98                  11/30/99
Princeton Community Village        239                   26                    07/01/98                  10/01/24
Wexford Ridge                      246                  242                    09/30/98                  09/30/99
                                 -----                  ---
     Total                       1,423                  652
                                 =====                  ===

     (1) As discussed previously, the Partnership's interests in these Local Partnerships are being held in escrow to be transferred to the noteholders, at their election, due to non-payment on the related purchase money notes.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships and the resulting impact on the Partnership at this time.


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $38,761 and $83,117 for the three and six months ended June 30, 1999, respectively and $72,416 and $107,028 for the three and six months ended June 30, 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $62,499 and $124,998 for the three and six months ended June 30, 1999, respectively, and like amounts for the three and six months ended June 30, 1998, respectively.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expire between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents will be reduced to 120% of fair market rents (Mark-to-Market). At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents applicable to properties with mortgage loans insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,703,891 ($149.46 per Additional Limited Partner unit) and $7,596,031 ($147.36 per Additional Limited Partner unit) as of June 30, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. As of August 9, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $15,296,503 plus accrued interest of $24,366,889 as of June 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off on October 5, 1998, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and have been extended to January 5, 2001, as discussed below. Purchase money notes in the aggregate principal amounts of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balances extended to August 31, 2003 as discussed in the notes to the financial statements. Purchase money notes in the aggregate principal amount $1,450,000 matured on September 1, 1998, and the Managing General Partner is involved in negotiations to extend these notes until September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended, as discussed below. See the notes to the financial statements for additional information pertaining to these purchase money notes.

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

     The following chart presents information related to purchase money notes which mature through June 30, 2000, or which have matured and remain unpaid or unextended as of August 9, 1999. Information for the first quarter of 1999 does not include a note which matured during that quarter and which was paid off, at a discount, on February 5, 1999.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                               Carrying Amount
                                               of Partnership's
                                                Investment in                 Aggregate                 Aggregate
                                               and Advances to                Principal                  Accrued
                    Number of                  Underlying Local                Balance                   Interest
   Purchase         Underlying                 Partnerships as                  as of                  Balance as of
   Money Note         Local       Percentage       of June       Percentage     June       Percentage      June        Percentage
 (PMN) Maturity    Partnerships    of Total        30, 1999       of Total     30, 1999     of Total     30, 1999       of Total
----------------   ------------   ----------   ----------------  ----------  -----------   ----------  -------------   ----------
1st Quarter 1998         2             10%      $            --       --     $ 2,380,000         16%   $   3,020,610        12%
2nd Quarter 1998         1              5%                   --       --       3,150,000         21%       5,447,184        22%
3rd Quarter 1998         1              5%              701,722       56%      1,450,000          9%       2,066,012         9%
1st Quarter 1999         1              5%                   --       --         500,000          3%       1,474,645         6%
                      ----          -----       ---------------    -----     -----------      -----    -------------     -----
Total through
  6/30/2000              5             25%      $       701,722       56%    $ 7,480,000         49%   $  12,008,451        49%
                      ====          =====       ===============    =====     ===========      =====    =============     =====

Total, Local
  Partnerships          20            100%      $     1,248,173      100%    $15,296,503        100%   $  24,366,889       100%
                      ====          =====       ===============    =====     ===========      =====    =============     =====

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders. Based on preliminary discussions with the holders of purchase money notes maturing through June 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, and sales or refinancings. Of the 20 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and December 31, 1998, the five local Partnerships with associated purchase money notes which mature through June 30, 2000 and which remain unpaid or unextended as of August 9, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                           Percentage of Total       Partnership's Share of
     For the Six Month    Distributions Received       Income (loss) from
      Periods Ending      from Local Partnerships      Local Partnerships
     -----------------    -----------------------    ----------------------
     June 30, 1999                  0%                      $68,178
     June 30, 1998                  0%                       21,139


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the six months ended June 30, 1999, as receipt of distributions from partnerships exceeded net cash used in operating activities and cash used to pay off or pay down three of the Partnership's purchase money notes.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended June 30, 1999 decreased as compared to the net income during the corresponding period in 1998 primarily due to a decrease in share of income from partnerships due to the receipt of proceeds from the refinancing of the first mortgage loans on Arrowhead and Moorings during the second quarter of 1998. Contributing to the decrease in the Partnership's net income was a decrease in interest and other income due to generally lower rates earned on cash and cash equivalents and lower cash and cash equivalents balances during 1999. Offsetting the decrease in the Partnership's net income was a decrease in interest expense due to the discount on purchase money notes being fully amortized as of December 31, 1998, a decrease in general and administrative expenses due to lower payroll costs, and a decrease in professional fees due to a decrease in legal fees related to the Chevy Chase and Wexford litigation in 1998.

     The Partnership's net income for the six months ended June 30, 1999 decreased as compared to the net income during the corresponding period in 1998 primarily due to a decrease in share of income from partnerships, and also due to a decrease in interest and other income, both as discussed above. Partially offsetting the decrease in the Partnership's net income was an extraordinary gain from the extinguishment of debt related to the discounted payoffs of the Four Winds West and Troy Manor purchase money notes during 1999, as discussed in
the notes to the financial statements.   Further offsetting the decrease in the
Partnership's net income were a decrease in general and administrative expenses, and a decrease in professional fees, both as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1999 did not include losses of $337,089 and $760,311, respectively, compared to excluded losses of $593,692 and $1,187,389, respectively, for the three and six months ended June 30, 1998.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by August 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by August 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively, to be applied against the notes. The Partnership did not receive any cash flow distributions from Beech Hill I or Beech Hill II during the six months ended June 30, 1999 or 1998.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. As of August 9, 1999, the Partnership's interests in Beech Hill I and Beech Hill II have not been transferred to the noteholders, and the transfer documents remain in escrow. As of August 9, 1999, principal and accrued interest totaling $1,480,000 and $1,870,734, respectively, related to Beech Hill I and $900,000 and $1,172,470, respectively, related to Beech Hill II were due.

     Due to the impending likely transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's basis in each of these Local Partnerships as of June 30, 1999, which was $703,039 and $434,199 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

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

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were previously extended to mature on June 1, 1998. As of August 9, 1999, principal and accrued interest totaling $3,150,000 and $5,483,733, respectively, were due. The Partnership is currently negotiating with the purchase money noteholders to extend the notes to be coterminous with the workout arrangement for the Local Partnership's mortgage loan, which is scheduled to expire on May 31, 2000. As of August 9, 1999, the noteholders had not consented to an

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

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

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. As of August 9, 1999, principal and accrued interest of $500,000 and $1,485,798, respectively, were due.

     The Managing General Partner is currently negotiating with the noteholders to extend the maturity date of the purchase money note related to Princeton. There is no assurance that an agreement for an extension of the purchase money note will be obtained. During September 1998, the Managing General Partner received an offer from a third party to purchase the Princeton property. The offer was not accepted by the local general partner. The uncertainty regarding the continued ownership of the Partnership's interest in Princeton does not adversely impact the Partnership's financial condition, as discussed above.

                                    Westgate
                                    --------

     In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. However, the noteholder has since refused to execute the documentation formally extending the maturity date. As of August 9, 1999, principal and accrued interest of $1,450,000 and $2,075,487, respectively, were due. In December, 1998, the noteholder's attorney notified the Managing General Partner of its position, which the Managing General Partner disputes, that the noteholder's prior agreement to extend the maturity date is not binding on the noteholder. The parties are exploring settlement possibilities, but the Managing General Partner is prepared to vigorously defend its position that the agreement to extend the maturity date for five years is binding on the noteholder. There is no assurance that the parties will be able to settle this dispute or that the Partnership would prevail in any resulting litigation if a settlement is not reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

PART II.  OTHER INFORMATION
          -----------------
ITEM 5.   OTHER INFORMATION
          -----------------

     The Partnership's investment units are not publicly traded on any registered stock exchange but can be traded on an informal secondary market. During 1999, a number of investors sold their investment units in the Partnership to other investors. If more than 5% of the total outstanding investment units in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 1999 through June 1, 1999, approximately 4.9% of outstanding investment units were sold. Accordingly, to remain within the 5% safe harbor, effective June 1, 1999, the General Partner of the Partnership halted recognition of any transfers that exceed the safe harbor limit through December 31, 1999. As a result, transfers of investment units due to sales transactions will not be recognized by the Partnership until after December 31, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1999.

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



August 9, 1999               by: /s/ Michael J. Tuszka
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