Form 10QSB
period 1999-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 1999-11-12
CIK 713571

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1999
                                   ------------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1999)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                                            PAGE
                                                            ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 and
            December 31, 1998 . . . . . . . . . . . . .        1

          Statements of Operations and Accumulated Losses
            - for the three and nine months ended
            September 30, 1999 and 1998 . . . . . . . .        2

          Statements of Cash Flows - for the nine
            months ended September 30, 1999 and 1998  .        4

          Notes to Financial Statements - September 30, 1999
            and 1998  . . . . . . . . . . . . . . . . .        5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        21

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . .        27

Item 5.   Other Information . . . . . . . . . . . . . .        30

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        30

Signature   . . . . . . . . . . . . . . . . . . . . . .        31

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        32

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                   ASSETS

                                                                                                  September 30,   December 31,
                                                                                                      1999           1998
                                                                                                  ------------    ------------
                                                                                                   (Unaudited)
Investments in and advances to partnerships                                                       $    714,171    $  3,218,015
Investment in partnership held for sale                                                                 39,653              --
Partnership interests held in escrow                                                                 1,183,855       1,044,007
Cash and cash equivalents                                                                            7,412,832       7,596,031
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $402,620 and $416,201, respectively                                      355,096         405,472
Property purchase costs, net of accumulated amortization of
  $275,663 and $271,968, respectively                                                                  256,734         279,650
Other assets                                                                                                --           3,781
                                                                                                  ------------    ------------
      Total assets                                                                                $  9,962,341    $ 12,546,956
                                                                                                  ============    ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                                $ 13,162,422    $ 16,377,994
Accrued interest payable                                                                            21,669,016      26,777,037
Accounts payable and accrued expenses                                                                  125,959         120,654
                                                                                                  ------------    ------------
      Total liabilities                                                                             34,957,397      43,275,685
                                                                                                  ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                     2,000           2,000
    Limited Partners                                                                                50,015,000      50,015,000
                                                                                                  ------------    ------------
                                                                                                    50,017,000      50,017,000

  Less:
    Accumulated distributions to partners                                                           (2,753,062)     (2,753,062)
    Offering costs                                                                                  (5,278,980)     (5,278,980)
    Accumulated losses                                                                             (66,980,014)    (72,713,687)
                                                                                                  ------------    ------------
      Total partners' deficit                                                                      (24,995,056)    (30,728,729)
                                                                                                  ------------    ------------
      Total liabilities and partners' deficit                                                     $  9,962,341    $ 12,546,956
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS
                              AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                               For the three months ended          For the nine months ended
                                                                      September 30,                       September 30,
                                                              -----------------------------      -----------------------------
                                                                  1999             1998              1999             1998
                                                              ------------     ------------      ------------     ------------
Share of (loss) income from partnerships                      $   (309,832)    $    325,353      $  1,860,598     $  4,821,560
                                                              ------------     ------------      ------------     ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                       83,842          173,289           273,079          407,504
                                                              ------------     ------------      ------------     ------------

  Expenses:
    Interest                                                       398,694          963,953         1,251,354        2,891,859
    Management fee                                                  62,499           62,499           187,497          187,497
    General and administrative                                      46,746           62,385           163,601          201,632
    Professional fees                                               29,249           22,733            60,474           81,770
    Amortization of deferred costs                                  10,751           11,445            33,639           34,333
                                                              ------------     ------------      ------------     ------------
                                                                   547,939        1,123,015         1,696,565        3,397,091
                                                              ------------     ------------      ------------     ------------
       Total other revenue and expenses                           (464,097)        (949,726)       (1,423,486)      (2,989,587)
                                                              ------------     ------------      ------------     ------------

(Loss) income before extraordinary gain from
  extinguishment of debt                                          (773,929)        (624,373)          437,112        1,831,973

Extraordinary gain from extinguishment of debt                   4,771,567               --         5,296,561               --
                                                              ------------     ------------      ------------     ------------

Net income (loss)                                                3,997,638         (624,373)        5,733,673        1,831,973

Accumulated losses, beginning of period                        (70,977,652)     (73,266,521)      (72,713,687)     (75,722,867)
                                                              ------------     ------------      ------------     ------------

Accumulated losses, end of period                             $(66,980,014)    $(73,890,894)     $(66,980,014)    $(73,890,894)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS
                        AND ACCUMULATED LOSSES - Continued

                                    (Unaudited)

                                                               For the three months ended          For the nine months ended
                                                                      September 30,                       September 30,
                                                              -----------------------------      -----------------------------
                                                                  1999             1998              1999             1998
                                                              ------------     ------------      ------------     ------------
Net income (loss) allocated to General Partners (1.51%)       $     60,364     $     (9,428)     $     86,578     $     27,663
                                                              ============     ============      ============     ============

Net income (loss) allocated to Initial and Special
  Limited Partners (1.49%)                                    $     59,565     $     (9,303)     $     85,432     $     27,296
                                                              ============     ============      ============     ============

Net income (loss) allocated to Additional Limited
  Partners (97%)                                              $  3,877,709     $   (605,642)     $  5,561,663     $  1,777,014
                                                              ============     ============      ============     ============

Net income (loss) per unit of Additional Limited
  Partner Interest based on 50,000 units
  outstanding                                                 $      77.55     $     (12.11)     $     111.23     $      35.54
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                   For the nine months ended
                                                                                                          September 30,
                                                                                                 -----------------------------
                                                                                                     1999             1998
                                                                                                 ------------     ------------
Cash flows from operating activities:
  Net income                                                                                     $  5,733,673     $  1,831,973

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships                                                              (1,860,598)      (4,821,560)
    Amortization of deferred costs                                                                     33,639           34,333
    Amortization of discount on purchase money notes                                                       --        1,116,048
    Extraordinary gain from extinguishment of debt                                                 (5,296,561)              --

    Changes in assets and liabilities:
      Decrease in other assets                                                                          3,781           51,110
      Increase in accrued interest payable                                                          1,251,354        1,775,811
      Payment of purchase money note interest                                                         (25,322)        (392,200)
      Increase in accounts payable and accrued expenses                                                 5,305           51,261
                                                                                                 ------------     ------------
        Net cash used in operating activities                                                        (154,729)        (353,224)
                                                                                                 ------------     ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        4,224,591        5,775,301
  Advances made to local partnerships                                                                (120,642)        (789,000)
  Collection of advances made to local partnerships                                                   120,642          639,000
                                                                                                 ------------     ------------
        Net cash provided by investing activities                                                   4,224,591        5,625,301
                                                                                                 ------------     ------------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                             (1,410,000)              --
  Payment of purchase money note principal and related interest                                    (2,843,061)        (250,000)
                                                                                                 ------------     ------------
        Net cash used in financing activities                                                      (4,253,061)        (250,000)
                                                                                                 ------------     ------------
Net (decrease) increase in cash and cash equivalents                                                 (183,199)       5,022,077

Cash and cash equivalents, beginning of period                                                      7,596,031        7,969,815
                                                                                                 ------------     ------------
Cash and cash equivalents, end of period                                                         $  7,412,832     $ 12,991,892
                                                                                                 ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $  4,096,626     $    392,200
                                                                                                 ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the interim period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $13,162,422 plus accrued interest of $21,669,016 as of September 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off, at a discount, on October 5, 1998, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999, as discussed below. Purchase money notes in the aggregate principal amounts of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balances extended to August 31, 2003, as discussed below. Purchase money notes in the aggregate principal amount $1,450,000 matured on September 1, 1998, and have been extended to September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended, as discussed below.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which have matured or are scheduled to mature through September 30, 2000, and which remain unpaid or unextended as of November 10, 1999. Excluded from the following chart are purchase money notes which matured through September 30, 1999, and which have been paid off or extended on or before November 10, 1999.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                            Carrying Amount
                                            of Partnership's
                                             Investment in                  Aggregate                 Aggregate
                                            and Advances to                 Principal                  Accrued
                   Number of                Underlying Local                 Balance                   Interest
   Purchase        Underlying               Partnerships as                   as of                  Balance as of
   Money Note        Local      Percentage    of September    Percentage     September   Percentage    September     Percentage
 (PMN) Maturity   Partnerships   of Total       30, 1999       of Total      30, 1999     of Total     30, 1999       of Total
----------------  ------------  ----------  ----------------  ----------   -----------   ----------  -------------   ----------
1st Quarter 1998        2            10%     $            --       --      $ 2,380,000         18%   $   3,074,160        14%
2nd Quarter 1998        1             5%                  --       --        3,150,000         24%       5,533,809        26%
1st Quarter 1999        1             5%                  --       --          500,000          4%       1,501,081         7%
                     ----         -----      ---------------    -----      -----------      -----    -------------     -----
Total through
  9/30/2000             4            20%     $            --       --      $ 6,030,000         46%   $  10,109,050        47%
                     ====         =====      ===============    =====      ===========      =====    =============     =====

Total, Local
  Partnerships         20           100%     $       714,171      100%     $13,162,422        100%   $  21,669,016       100%
                     ====         =====      ===============    =====      ===========      =====    =============     =====

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. Based on preliminary discussions with the holders of purchase money notes maturing through September 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 20 Local Partnerships in which the Partnership is invested as of both September 30, 1999 and December 31, 1998, the four local Partnerships with associated purchase money notes which mature through September 30, 2000 and

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

which remain unpaid or unextended as of November 10, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                           Percentage of Total       Partnership's Share of
     For the Nine Month   Distributions Received       Income (loss) from
       Periods Ending     from Local Partnerships      Local Partnerships
     -----------------    -----------------------    ----------------------
     September 30, 1999             0%                      $ 139,959
     September 30, 1998             0%                         12,158


     Interest expense on the Partnership's purchase money notes was $398,694 and $1,251,354 for the three and nine months ended September 30, 1999, respectively, and $963,953 and $2,891,859 for the three and nine months ended September 30, 1998, respectively. Amortization of discount on purchase money notes increased interest expense by $372,016 and $1,116,048 during the three and nine months ended September 30, 1998, respectively. There was no amortization of discount on purchase money notes during the three and nine months ended September 30, 1999 as all discounts on purchase money notes were fully amortized as of December 31, 1998. The accrued interest on the purchase money notes of $21,669,016 and $26,777,037 as of September 30, 1999 and December 31, 1998,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively, to be applied against the notes. The Partnership did not receive any cash flow distributions from Beech Hill I or Beech Hill II during the nine months ended September 30, 1999 or 1998.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. On September 30, 1999, the noteholders instructed the escrow agent to release to them the transfer documents on October 5, 1999, and the escrow agent complied with those instructions. Accordingly, the Partnership's interests in Beech Hill I and Beech Hill II were transferred to the noteholders on October 5, 1999. As of that date, principal and accrued interest totaling $1,480,000 and $1,902,848, respectively, related to Beech Hill I and $900,000 and $1,191,999, respectively, related to Beech Hill II were due.

     Due to the impending transfer of the Partnership's interests in the Local Partnerships to the noteholders, the Partnership's basis in each of these Local Partnerships as of September 30, 1999, which was $737,092 and $446,763 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

     The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the loss of ownership interest in the Local Partnerships will result in net financial statement gains of approximately $2.6 million and $1.7 million for Beech Hill I and Beech Hill II, respectively, during the fourth quarter of 1999. The federal tax gains are estimated to be approximately $4.9 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.

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

     On February 10, 1998, the Partnership was served with a complaint by the two holders of the second purchase money note (Second Chase Note) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated
(CRHC), an affiliate of the Managing General Partner, for damages and seeking

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holders of the Second Chase Note a discounted amount in full settlement of the Second Chase Note and the lawsuit. In connection with this settlement, the local general partners withdrew from the Local Partnership, assigning their combined one percent interests (which were converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partners, was terminated effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partners, the holders of the Second Chase Note, and their respective affiliates in the First Chase Note, which is approximately 10.808%. On May 28, 1999, the Partnership filed suit against the holder of the First Chase Note, seeking payment of the Partnership's 10.808% share of payments made on the First Chase Note since October 1, 1997.
On September 30, 1999, as part of the settlement of the litigation, the Partnership paid off, at a discount, the First Chase Note. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million in 1999. The discounted payoff will also result in cancellation of indebtedness income of approximately $2.4 million for federal tax purposes in 1999.

                                 Four Winds West
                                 ---------------

     The Partnership defaulted on its purchase money note related to Four Winds West Company Limited (Four Winds West) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $462,178 and $532,673, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Four Winds West. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $305,000 in 1999. The discounted payoff will also result in cancellation of indebtedness income of approximately $300,000 for federal tax purposes in 1999.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were previously extended to mature on June 1, 1998. As of November 10, 1999, principal and accrued interest totaling $3,150,000 and $5,572,019, respectively, were due. The Partnership is currently negotiating with the purchase money noteholders to extend the notes to be coterminous with the workout agreement for the Local Partnership's mortgage loan, which is scheduled to expire on May 31, 2000. As of November 10, 1999, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not adversely impact the Partnership's financial condition, as discussed above.

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. As of November 10, 1999, principal and accrued interest of $500,000 and $1,512,740, respectively, were due.

     The Managing General Partner is currently negotiating with the noteholder to extend the maturity date of the purchase money note related to Princeton. There is no assurance that an agreement for an extension of the purchase money note will be obtained. The uncertainty regarding the continued ownership of the Partnership's interest in Princeton does not adversely impact the Partnership's financial condition, as discussed above.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

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

                                   Troy Manor
                                   ----------

     The Partnership defaulted on its purchase money note related to Troy Apartments Limited (Troy Manor) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $378,000 and $227,420, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Troy Manor. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $220,000 in 1999. The discounted payoff will also result in cancellation of indebtedness income of approximately $200,000 for federal tax purposes in 1999.

                                    Westgate
                                    --------

     In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. However, the noteholder has since refused to execute the documentation formally extending the maturity date. As of November 10, 1999, principal and accrued interest of $1,450,000 and $2,113,028, respectively, were due. In December, 1998, the noteholder's attorney notified the Managing General Partner of its position, which the Managing General Partner disputes, that the noteholder's prior agreement to extend the maturity date is not binding on the noteholder. The parties are exploring settlement possibilities, but the Managing General Partner is prepared to vigorously defend its position that the agreement to extend the maturity date for five years is binding on the noteholder. There is no assurance that the parties will be able to settle this dispute or that the Partnership would prevail in any resulting litigation if a settlement is not reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  Wexford Ridge
                                  -------------

     The Partnership defaulted on its three purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) on December 31, 1997 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $1,900,000 and $3,478,549, respectively. The Managing General Partner successfully negotiated an extension on one of the purchase money notes (First Wexford Note) in the principal amount of $950,000 effective April 9, 1998; the First Wexford Note was paid off, at a discount, on September 30, 1999. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million in 1999. The discounted payoff will also result in cancellation of indebtness income of approximately $2.4 million for federal tax purposes in 1999.

     On April 7, 1998, the Partnership was served with a complaint by the holder of the second and third purchase money notes (collectively, Second and Third Wexford Notes) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holder of the Second and Third Wexford Notes, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holder of the Second and Third Wexford Notes a discounted amount in full settlement of the Second and Third Wexford Notes and the lawsuit. In connection with this settlement, the local general partner withdrew from the Local Partnership, assigning his one percent interest (which was converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partner, agreed to a termination of the property management agreement effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partner, the holder of the Second and Third Wexford Notes, and their respective affiliates in the First Wexford Note, which is approximately 4.85%.
On May 28, 1999, the Partnership filed suit against the holder of the First Wexford Note, seeking payment of the Partnership's 4.85% share of payments made on the First Wexford Note since October 1, 1997. On September 30, 1999, the Partnership paid off, at a discount, the First Wexford Note (see above).

b.   Advances to Local Partnerships
     ------------------------------

     As of both September 30, 1999 and December 31, 1998, the Partnership had advanced funds to Local Partnerships totaling $474,410. Interest accrued on these advances was $187,372 as of both September 30, 1999 and December 31, 1998. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

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

                              Frenchman's Wharf II
                              --------------------

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both September 30, 1999 and December 31, 1998. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both September 30, 1999 and December 31, 1998, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout of its mortgage loan, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of September 30, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

c.   Property matters
     ----------------

                             Arrowhead and Moorings
                             ----------------------

     On May 7, 1998, Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) closed on refinancings of their respective first mortgage loans. A portion of the proceeds were subsequently used to pay, at a discount, purchase money note obligations of the related Local Partnerships. These discounted payoffs resulted in cancellation of indebtedness income for the Partnership's 1998 tax year. Additionally, during the second and third quarters of 1998, the Partnership received $1,536,059 and $3,511,550 from Arrowhead and Moorings, respectively, from the net proceeds of the refinancings. The aggregate refinancing proceeds received by the Partnership exceeded the Partnership's remaining investments in Arrowhead and Moorings by approximately $1.4 million and $3.3 million, respectively, and have been included in share of income from partnerships in the 1998 statement of operations.

                                   Chevy Chase
                                   -----------

     The Managing General Partner and the local managing general partner are both exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase. Additionally, the Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market rate. No conclusion has been reached as of November 10, 1999. There is no assurance that the property will be converted, nor is there any assurance that a refinancing of the mortgage loan will occur.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

30, 1999. [The contract subsequently was extended for another year.] The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

                                Orangewood Plaza
                                ----------------

     The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment building in Orange Cove, California, was never formally converted to a permanent loan. It is anticipated that this loan will be restructured, and that the restructuring may result in cancellation of indebtedness income to the Partnership in the amount of approximately $163,000 during 1999. Additionally, the Partnership had pledged its interest in the Local Partnership as security on a promissory note, in the amount of $170,000, made by the Local Partnership.
The note, which matured on August 5, 1998, is currently in default. The parties are currently negotiating a restructuring of this loan, which is anticipated to be formalized concurrent with the restructuring of the construction loan. The local managing general partner has had a rental market study prepared and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of November 10, 1999. There is no assurance that either restructuring will be formalized, or that the property will be converted to market rate. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

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

                                  Wexford Ridge
                                  -------------

     Wexford Ridge Associates has received an offer to sell its property, and the parties have executed a sales contract as of July 8, 1999, with a projected closing date in December, 1999. The contract is subject to customary contingencies. Accordingly, there is no assurance that a sale will take place. In the event of a sale of this property, the Partnership's investment in and advances to partnerships would be reduced accordingly. Of the 20 Local Partnerships in which the Partnership had invested as of September 30, 1999 and December 31, 1998, Wexford Ridge represented approximately 0% and 0%, respectively, of the total investment in and advances to partnerships. For both the nine months ended September 30, 1999 and 1998, distributions from Wexford Ridge represented approximately 0% of total distributions from Local Partnerships. The Partnership's share of income from Wexford Ridge was $0 and $0 for the three and nine months ended September 30, 1999, respectively, and $0 and $0 for the three and nine months ended September 30, 1998, respectively.

     Due to the impending and likely sale of the property related to the Partnership's investment in Wexford Ridge, the net unamortized amounts of acquisition fees and property purchase costs related to Wexford Ridge, which totaled $39,653, have been reclassified to investment in partnership held for sale in the accompanying balance sheet at September 30, 1999.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 20 Local Partnerships in which the Partnership is invested as of both September 30, 1999 and 1998, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         For the three months ended          For the nine months ended
                                                September 30,                       September 30,
                                        -----------------------------      -----------------------------
                                            1999             1998              1999             1998
                                        ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                        $  6,528,105     $  6,058,020      $ 19,830,717     $ 18,857,383
  Other                                      313,137          311,679           981,061          916,673
                                        ------------     ------------      ------------     ------------
    Total revenue                          6,841,242        6,369,699        20,811,778       19,774,056
                                        ------------     ------------      ------------     ------------

Expenses:
  Operating                                4,833,101        4,032,865        13,366,697       12,513,478
  Interest                                 1,624,329        1,752,413         4,873,006        5,257,248
  Depreciation and amortization            1,213,663        1,241,975         3,640,989        3,725,932
                                        ------------     ------------      ------------     ------------
    Total expenses                         7,671,093        7,027,253        21,880,692       21,496,658
                                        ------------     ------------      ------------     ------------
Net loss                                $   (829,851)    $   (657,554)     $ (1,068,914)    $ (1,722,602)
                                        ============     ============      ============     ============


     As of both September 30, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for 15 of the 20 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $24,799,013 and $23,529,345, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 100% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 100% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 100% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), were subject to the Mark-to-Market legislation.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

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

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

                                              Units Authorized for            Original                    Renewed
                              Number of      Rental Assistance Under    Expiration of Section 8     Expiration of Section 8
Property                     Rental Units         Section 8                  HAP Contract                HAP Contract
--------                     ------------    -----------------------    -----------------------     -----------------------
Beech Hill I (1)                 200                    39                    08/31/98                   02/29/00
Beech Hill II (1)                120                    24                    08/31/98                   02/29/00
Chevy Chase                      232                   228                    03/23/98                   04/22/00
Four Winds West                   62                    62                    04/14/98                   10/14/00
Frenchman's Wharf II             324                    31                    11/30/98                   11/30/00
Princeton Community Village      239                    26                    07/01/98                   10/01/24
Wexford Ridge                    246                   242                    09/30/98                   09/30/99
                               -----                   ---
     Total                     1,423                   652
                               =====                   ===

     (1) As discussed previously, the Partnership's interests in these Local Partnerships were transferred on October 5, 1999, to the noteholders.

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

     There is a new HUD-sponsored initiative known as the Emergency Initiative to Preserve Below-Market Project Based Section 8 Multifamily Housing Stock ("Mark-up-to-Market"). Under this initiative, properties with expiring Section 8 contracts which are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the market rents are reduced to take into account the benefits the property is already receiving from the below-market rate interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this initiative is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive a waiver from the cash flow restriction imposed on the property by the limited dividend limitation.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $32,459 and $115,576 for the three and nine months ended September 30, 1999, respectively and $47,329 and $154,357 for the three and nine months ended September 30, 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $62,499 and $187,497 for the three and nine months ended September 30, 1999, respectively, and like amounts for the three and nine months ended September 30, 1998, respectively.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the distribution provision of the Moorings Local Partnership agreement, CRHC, a wholly-owned affiliate of the Managing General Partner, was paid an additional incentive management fee of $331,073 on August 7, 1998.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-II Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 100% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 100% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 100% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration
(FHA), were subject to the Mark-to-Market legislation.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     In many instances, the Mark-to-Market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is bifurcated into a second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     There is a new HUD-sponsored initiative known as the Emergency Initiative to Preserve Below-Market Project Based Section 8 Multifamily Housing Stock ("Mark-up-to-Market"). Under this initiative, properties with expiring Section 8 contracts which are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the market rents are reduced to take into account the benefits the property is already receiving from the below-market rate interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this initiative is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive a waiver from the cash flow restriction imposed on the property by the limited dividend limitation.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The Section 236 and
Section 221(d)(3) mortgage loans may be eligible for pre-payment in their 18th year or later. Properties with expiring Section 8 HAP contracts may become convertible to market rate apartment properties. Currently, there are few lenders that will provide financing either to prepay existing mortgage loans of these types or provide additional funds to allow a property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,412,832 ($143.81 per Additional Limited Partner unit) and $7,596,031 ($147.36 per Additional Limited Partner unit) as of September 30, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. As of November 10, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $13,162,422 plus accrued interest of $21,669,016 as of September 30, 1999, are

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off, at a discount, on October 5, 1998, as discussed below. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999, as discussed below. Purchase money notes in the aggregate principal amounts of $2,380,000 and $3,150,000 matured on January 1, 1998 and June 1, 1998, respectively, and have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balances extended to August 31, 2003, as discussed in the notes to the financial statements. Purchase money notes in the aggregate principal amount $1,450,000 matured on September 1, 1998, and have been extended to September 1, 2003, as discussed below. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended, as discussed below. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The following chart presents information related to purchase money notes which have matured or are scheduled to mature through September 30, 2000, and which remain unpaid or unextended as of November 10, 1999. Excluded from the following chart are purchase money notes which matured through September 30, 1999, and which have been paid off or extended on or before November 10, 1999.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                            Carrying Amount
                                            of Partnership's
                                             Investment in                  Aggregate                 Aggregate
                                            and Advances to                 Principal                  Accrued
                   Number of                Underlying Local                 Balance                   Interest
   Purchase        Underlying               Partnerships as                   as of                  Balance as of
   Money Note        Local      Percentage    of September    Percentage     September   Percentage    September     Percentage
 (PMN) Maturity   Partnerships   of Total       30, 1999       of Total      30, 1999     of Total     30, 1999       of Total
----------------  ------------  ----------  ----------------  ----------   -----------   ----------  -------------   ----------
1st Quarter 1998        2            10%     $            --       --      $ 2,380,000         18%   $   3,074,160        14%
2nd Quarter 1998        1             5%                  --       --        3,150,000         24%       5,533,809        26%
1st Quarter 1999        1             5%                  --       --          500,000          4%       1,501,081         7%
                     ----         -----      ---------------    -----      -----------      -----    -------------     -----
Total through
  9/30/2000             4            20%     $            --       --      $ 6,030,000         46%   $  10,109,050        47%
                     ====         =====      ===============    =====      ===========      =====    =============     =====

Total, Local
  Partnerships         20           100%     $       714,171      100%     $13,162,422        100%   $  21,669,016       100%
                     ====         =====      ===============    =====      ===========      =====    =============     =====

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. Based on preliminary discussions with the holders of purchase money notes maturing through September 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 20 Local Partnerships in which the Partnership is invested as of both September 30, 1999 and December 31, 1998, the four local Partnerships with associated purchase money notes which mature through September 30, 2000 and which remain unpaid or unextended as of November 10, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                            Percentage of Total      Partnership's Share of
     For the Nine Month    Distributions Received      Income (loss) from
       Periods Ending      from Local Partnerships     Local Partnerships
     ------------------    -----------------------   ----------------------
     September 30, 1999              0%                     $ 139,959
     September 30, 1998              0%                        12,158


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased slightly during the nine months ended September 30, 1999, as net cash used in operating activities and cash used to pay off or pay down five of the Partnership's purchase money notes exceeded receipt of distributions from partnerships.

     The Partnership made a cash distribution of $1,700,000 ($34.00 per Additional Limited Partner unit) to the Additional Limited Partners on October 29, 1999, to holders of record as of October 1, 1999. The Managing General Partner intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three months ended September 30, 1999 as opposed to net loss during the corresponding period in 1998 primarily due to gain on extinguishment of debt related to the discounted payoffs of the Chevy Chase and Wexford purchase money notes in September 1999,
as discussed in the notes to the financial statements.   Contributing to the
Partnership's net income was a decrease in interest expense due to the discount on purchase money notes being fully amortized as of December 31, 1998, and a decrease in general and administrative expenses due to lower reimbursed payroll costs. Offsetting the Partnership's net income were a decrease in share of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

income from partnerships primarily due increased operating expenses at one property, and a decrease in interest and other income due to generally lower rates earned on cash and cash equivalents and lower cash and cash equivalents balances during 1999.

     The Partnership's net income for the nine months ended September 30, 1999 increased as compared to the net income during the corresponding period in 1998 primarily due to gain on extinguishment of debt related to the discounted payoffs of the Four Winds West and Troy Manor purchase money notes during the first quarter, and the discounted payoffs of the Chevy Chase and Wexford purchase money notes, as discussed above. Contributing to the increase in the Partnership's net income were a decrease in interest expense and general and administrative expenses, also as discussed above, and a decrease in professional fees primarily due to a decrease in legal fees related to the Chevy Chase and Wexford litigation in 1998. Offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships due to the receipt of proceeds from the refinancing of the first mortgage loans on Arrowhead and Moorings during the second quarter of 1998, and also due to a decrease in interest and other income, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1999 did not include losses of $509,357 and $1,269,668, respectively, compared to excluded losses of $593,694 and $1,781,083, respectively, for the three and nine months ended September 30, 1998.

     No other significant changes in the Partnership's operations have taken place during this period.

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather, they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by December 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers, to verify their Y2K compliance, with completion expected by December 1999. The Testing Phase, which includes testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Beech Hill I and II
                               -------------------

     The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership pays the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively, to be applied against the notes. The Partnership did not receive any cash flow distributions from Beech Hill I or Beech Hill II during the nine months ended September 30, 1999 or 1998.

     Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. On September 30, 1999, the noteholders instructed the escrow agent to release to them the transfer documents on October 5, 1999, and the escrow agent complied with those instructions. Accordingly, the Partnership's interests in Beech Hill I and Beech Hill II were transferred to the noteholders on October 5, 1999. As of that date, principal and accrued interest totaling $1,480,000 and $1,902,848, respectively, related to Beech Hill I and $900,000 and $1,191,999, respectively, related to Beech Hill II were due.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

     Due to the impending transfer of the Partnership's interests in the Local Partnerships to the noteholders, the Partnership's basis in each of these Local Partnerships as of September 30, 1999, which was $737,092 and $446,763 for Beech Hill I and Beech Hill II, respectively, was classified as partnership interests held in escrow in the accompanying financial statements.

     The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the loss of ownership interest in the Local Partnerships will result in net financial statement gains of approximately $2.6 million and $1.7 million for Beech Hill I and Beech Hill II, respectively, during the fourth quarter of 1999. The federal tax gains are estimated to be approximately $4.9 million and $3.0 million for Beech Hill I and Beech Hill II, respectively.

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. The purchase money notes, initially due to mature on June 1, 1988, were previously extended to mature on June 1, 1998. As of November 10, 1999, principal and accrued interest totaling $3,150,000 and $5,572,019, respectively, were due. The Partnership is currently negotiating with the purchase money noteholders to extend the notes to be coterminous with the workout agreement for the Local Partnership's mortgage loan, which is scheduled to expire on May 31, 2000. As of November 10, 1999, the noteholders had not consented to an extension agreement and there is no assurance that any agreement will be reached with the noteholders. There is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not adversely impact the Partnership's financial condition, as discussed above.

     The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1999. [The contract subsequently was extended for another year.] The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. As of November 10, 1999, principal and accrued interest of $500,000 and $1,512,740, respectively, were due.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

     The Managing General Partner is currently negotiating with the noteholder to extend the maturity date of the purchase money note related to Princeton. There is no assurance that an agreement for an extension of the purchase money note will be obtained. The uncertainty regarding the continued ownership of the Partnership's interest in Princeton does not adversely impact the Partnership's financial condition, as discussed above.

                                    Westgate
                                    --------

     In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. However, the noteholder has since refused to execute the documentation formally extending the maturity date. As of November 10, 1999, principal and accrued interest of $1,450,000 and $2,113,028, respectively, were due. In December, 1998, the noteholder's attorney notified the Managing General Partner of its position, which the Managing General Partner disputes, that the noteholder's prior agreement to extend the maturity date is not binding on the noteholder. The parties are exploring settlement possibilities, but the Managing General Partner is prepared to vigorously defend its position that the agreement to extend the maturity date for five years is binding on the noteholder. There is no assurance that the parties will be able to settle this dispute or that the Partnership would prevail in any resulting litigation if a settlement is not reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1999.

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



November 10, 1999            by: /s/ Michael J. Tuszka
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