Form 10KSB
period 1999-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2000-03-30
CIK 713571

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended     December 31, 1999
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

                          LIMITED PARTNERSHIP INTERESTS
-----------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $5,950,412.

     The limited partner interests of the Registrant are not traded in any market. Therefore, the limited partner interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                             (a limited partnership)

                        1999 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-3
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-10
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-10


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

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-9

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 1999, the Partnership had investments in 17 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and, in general remain as the local general partners in the Local Partnerships. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a result of its investment in the Local Partnerships, the Partnership became the
principal limited partner in these Local Partnerships.    As a limited partner,
the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex that must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment follows.

          SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                              HAS AN INVESTMENT(1)

                                                                                                     Units         Expiration
                             Mortgage                                                            Authorized for        of
 Name and Location          Payable at            Financed and/or Insured          Number of      Rental Asst.      Section 8
of Apartment Complex       12/31/99 (2)           and/or Subsidized Under         Rental Units    Under Sec. 8     HAP Contract
--------------------       ------------        -----------------------------      ------------   --------------    -------------
Arrowhead Apts.            $ 6,898,329         Illinois Housing Development            200             40           05/31/01
 Palatine, IL                                   Authority (IHDA)


Chevy Chase Park             3,420,049         Metropolitan Savings Bank               232            228           04/22/00 (4)
 Centerville, OH                                (MSB)/FHA

Country Place I              7,244,088         Maryland Community Development          192             38           08/10/09
 Burtonsville, MD                               Administration (MCDA)


Country Place II             4,390,356         HUD                                     120             24           08/29/00
 Burtonsville, MD

Four Winds West                943,288         GMAC HUD Insured through Section         62             62           10/14/00 (4)
 Birmingham, AL                                 221 (d)(4) of the NHA/Section 8

Frenchman's Wharf II         7,923,103         FHA                                     324             31           11/30/00 (4)
 New Orleans, LA

Golden Acres                 1,218,319         California Housing Finance Agency        46             45           12/30/12
 Chowchilla, CA                                 (CHFA)/Section 8

Mercy Terrace                8,503,960         Section 221(d)(4) of the NHA/           158            157           11/30/03
 San Francisco, CA                              Section 8

The Moorings                 8,179,447         IHDA                                    216             44           03/31/17
 Roselle, IL

Orangewood Plaza             1,826,500         CHFA                                     40             33           07/01/14 (5)
 Orange Cove, CA

Posada Vallarta             14,792,231         Conventional                            336             70           02/16/04
 Phoenix, AZ

Princeton Community          7,963,343         New Jersey Housing & Mortgage           239             26           10/01/24 (4)
 Village                                        Finance Agency
 Princeton, NJ

                                  (Continued)

            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                HAS AN INVESTMENT(1)

                                                                                                     Units         Expiration
                             Mortgage                                                            Authorized for        of
 Name and Location          Payable at            Financed and/or Insured          Number of      Rental Asst.      Section 8
of Apartment Complex       12/31/99 (2)           and/or Subsidized Under         Rental Units    Under Sec. 8     HAP Contract
--------------------       ------------        -----------------------------      ------------   --------------    -------------
Rock Glen                  $ 3,615,316         Section 221(d)(4) of the NHA            241              0              --
 Baltimore, MD

Rolling Green at             4,382,759         Massachusetts Housing Finance           204             97           03/01/12
 Amherst                                        Agency (MHFA)/236
 Amherst, MA

Rolling Green at             8,763,574         MHFA/236                                404            284           10/10/12
 Fall River
 Fall River, MA

Troy Manor Apts.               841,205         Rural Housing & Community                50             50           10/29/00
 Troy, AL                                       Development Services (RHCD)/Section 8

Westgate Tower Apts.         1,929,369         Michigan Sate Housing Develop-          148             39           12/01/14
 Westland, MI                                   ment Authority/236
--------------------       -----------                                            --------       --------
Totals(3) 17               $92,835,236                                               3,212          1,268
                           ===========                                            ========       ========


            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued


                                                                                   Average Effective Annual
                                   Units Occupied As                                    Rental Per Unit
                               Percentage of Total Units                              for the Years Ended
                                   As of December 31,                                     December 31,
 Name and Location         ---------------------------------          -----------------------------------------------------
of Apartment Complex       1999    1998   1997   1996   1995            1999      1998        1997        1996       1995
--------------------       ----    ----   ----   ----   ----          --------  --------    --------    --------   --------
Arrowhead Apts.             98%     97%    99%    91%    93%          $  9,852  $  9,755    $  9,044    $  9,205   $  9,025
 Palatine, IL

Chevy Chase Park            96%     92%    97%    97%    99%             4,077     4,291       4,360       4,232      4,224
 Centerville, OH

Country Place I             98%     97%    96%    96%    92%             9,819     9,557       9,330       8,922      8,902
 Burtonsville, MD

Country Place II            97%     98%    97%    93%    93%            10,002     9,821       9,484       9,192      8,833
 Burtonsville, MD

Four Winds West             98%     99%    97%    99%    98%             5,006     5,075       5,079       4,899      4,537
 Birmingham, AL

Frenchman's Wharf II        95%     94%    92%    89%    90%             4,965     4,753       4,681       4,295      4,171
 New Orleans, LA

Golden Acres                87%     98%   100%   100%   100%             6,324     6,443       6,495       6,297      6,271
 Chowchilla, CA

Mercy Terrace              100%    100%    99%   100%   100%            14,820    14,836      14,801      15,045     15,898
 San Francisco, CA

The Moorings                96%    100%    94%    97%    97%             9,679     9,693       9,372       9,231      8,577
 Roselle, IL

Orangewood Plaza           100%    100%   100%   100%   100%             2,382     2,414       2,419       2,353      2,700
 Orange Cove, CA

Posada Vallarta             87%     86%    96%    89%    96%             6,868     7,193       6,623       6,808      6,616
 Phoenix, AZ

Princeton Community
 Village                    97%     96%    93%    98%    97%             7,126     7,036       7,132       6,785      6,510
 Princeton, NJ

Rock Glen                   97%     99%    99%    97%    94%             5,354     5,176       5,011       4,724      4,864
 Baltimore, MD

Rolling Green at Amherst   100%    100%   100%   100%   100%             8,998     7,532       7,345       7,333      7,314
 Amherst, MA

                                  (Continued)

            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued


                                                                                   Average Effective Annual
                                   Units Occupied As                                    Rental Per Unit
                               Percentage of Total Units                              for the Years Ended
                                   As of December 31,                                     December 31,
 Name and Location         ---------------------------------          -----------------------------------------------------
of Apartment Complex       1999    1998   1997   1996   1995            1999      1998        1997        1996       1995
--------------------       ----    ----   ----   ----   ----          --------  --------    --------    --------   --------
Rolling Green at            97%     96%    99%    96%    98%          $  7,661  $  7,028    $  7,233    $  7,163   $  7,177
 Fall River
 Fall River, MA

Troy Manor Apts.           100%    100%   100%   100%   100%             4,664     4,681       4,677       4,680      4,681
 Troy, AL

Westgate Tower Apts.        95%     96%    98%   100%    99%             3,618     3,633       3,702       3,551      3,471
 Westland, MI
                           ----    ----   ----   ----   ----          --------  --------    --------    --------   --------
Totals(3) 17                96%     97%    97%    97%    97%          $  7,130  $  6,995    $  6,870    $  6,748   $  6,692
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

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1999.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5)  Expiration of CHFA subsidy.

     On February 19, 1998 and March 18, 1998, the local managing general partners of Tanglewood II and Deer Grove, respectively, sold the properties. See the notes to the financial statements for additional information concerning these sales.

     On October 5, 1999, the Partnership's interests in Beech Hill I and Beech Hill II were transferred to the purchase money noteholders, due to the non-payment on the related purchase money notes. See the notes to the financial statements for additional information concerning these interests.

     On December 15, 1999, the Partnership sold its interest in Wexford Ridge. See the notes to the consolidated financial statements for additional information concerning the sale.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-II Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information concerning these properties.


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

     On August 9, 1999, the noteholder filed a complaint seeking declaratory judgement that the Partnership has forfeited to the noteholders its interest in Princeton. The parties are negotiating a settlement of the litigation.

     On December 30, 1999, the Partnership was served with a complaint by certain alleged beneficiaries of one of the purchase money notes related to Chevy Chase (First Chase Note) for, among other relief, their portion of payments made to First March Realty Corporation on the First Chase Note. The Managing General Partner is vigorously defending its position that all such payments were made to the proper parties, and that it has no further responsibility or liability for payments made on the First Chase Note.

     See the notes to the financial statements for additional information concerning these legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On November 1, 1999, Odd Lot Liquidity Fund, LLC (Odd Lot), an affiliate of an additional limited partner of the Partnership, initiated an unregistered tender offer to purchase no more than 4.9% of the outstanding units of additional limited partnership interest (Units) of the Partnership at a price of $50 per Unit. Odd Lot, which is unaffiliated with the Partnership, stated that it made the offer for the express purpose of holding the Units for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Odd Lot and did not necessarily represent the fair market value of each Unit. The Odd Lot offer expired on December 3, 1999, and as of March 30, 2000, the entity to which Odd Lot assigned its newly acquired Units held 1.6% of the Units in the Partnership. Other than any other tender offers, it is not anticipated that there will be any formal market for resale of Units. As a result, investors may be unable to sell or otherwise dispose of their Units in the Partnership.

          During 1999, a number of investors sold their Units in the Partnership to other investors, as a result of an unregistered tender offer made in December 1998. If more than 5% of the total outstanding Units in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 1999 through June 1, 1999, approximately 4.9% of outstanding Units were sold. Accordingly, to remain within the 5% safe harbor, effective June 1, 1999, the General Partner of the Partnership halted recognition of any transfers that would exceed the safe harbor limit through December 31, 1999. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between June 1 and December 31, 1999.

     (b) As of March 30, 2000 there were approximately 3,700 registered holders of additional limited partnership interests in the Partnership.

     (c) For the year ended December 31, 1999, the Partnership made a cash distribution of $1,697,110 ($34.00 per additional limited partnership interest) to the Additional Limited Partners on October 29, 1999, to holders of record as of October 1, 1999. Additionally, the Partnership made a cash distribution of $1,622,237 ($32.50 per additional limited partnership interest) to the Additional Limited Partners on January 28, 2000, to holders of record as of December 15, 1999; this distribution was a result of the sale of Wexford Ridge.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS - Continued
               ---------------------------

          For the year ended December 31, 1998, the Partnership made a cash distribution of $499,350 ($10.00 per additional limited partnership interest) to the Additional Limited Partners on November 18, 1998. The distribution was a result of the refinancing of the Arrowhead and Moorings mortgage loans.

          The Partnership received distributions of $4,156,788 and $7,672,840 from Local Partnerships during 1999 and 1998, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent governmental agencies that limit the cash return available to the Partnership.

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

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the properties) intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

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

     C.R.I., Inc. (the Managing General Partner) has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to not-for-profit purchasers. The Managing General Partner intends to utilize all or part of the Partnership's net proceeds (after a partial distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired
Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to-Market). All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

     In many instances, the Mark-to-Market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market". Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties which enter the program and which have subsidized FHA

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1999, the Partnership had approximately 3,700 investors who subscribed to a total of 50,000 units of limited partner interests in the original amount of $50,000,000. The Partnership originally made investments in 22 Local Partnerships, of which 17 remain at December 31, 1999. The Part-nership's liquidity, with unrestricted cash resources of $8,936,520 as of December 31, 1999, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. During 1999 and 1998, the Partnership received cash distributions of $4,156,788 and $7,672,840, respectively, from the Local Partnerships. As of March 30, 2000, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $7,348,747 plus accrued interest of $22,374,877 as of December 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off, at a discount, on October 5, 1998. Purchase money notes in the principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999. Purchase money notes in the aggregate principal amount of $2,380,000 matured on January 1, 1998, and were written off on October 5, 1999 when the related local partnership interests, held by the Partnership, were transferred to the noteholders in full satisfaction of the purchase money notes' principal and accrued interest. Purchase money notes in the aggregate principal amount of

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

$3,150,000 matured on June 1, 1998, and have not been paid or extended.
Purchase money notes in the original principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balances extended to August 31, 2003. A purchase money note in the principal amount of $1,450,000 matured on September 1, 1998, and has not been paid or extended. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended. See the notes to the financial statements for additional information concerning these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The following chart presents information related to purchase money notes which have matured through December 31, 1999, and which remain unpaid or unextended as of March 30, 2000. Excluded from the following chart are purchase money notes which matured through December 31, 1999, and which have been paid off, cancelled, or extended on or before March 30, 2000.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                                                                                                     Carrying Amount
                                                                          Aggregate                  of Partnership's
                                               Aggregate                   Accrued                    Investment in
                                               Principal                  Interest                   and Advances to
                   Number of                    Balance                    Balance                   Underlying Local
                   Underlying                    as of                      as of                    Partnerships as
 Purchase Money      Local       Percentage     December    Percentage     December      Percentage     of December    Percentage
 Note Maturity    Partnerships    of Total      31, 1999     of Total      31, 1999       of Total       31, 1999       of Total
----------------  ------------   ----------   -----------   ----------   -------------   ----------  ----------------  ----------
2nd Quarter 1998       1               6%     $ 3,150,000         43%     $ 5,620,434         25%               --          --
3rd Quarter 1998       1               6%       1,450,000         20%       2,131,262          9%       $  710,881          74%
1st Quarter 1999       1               6%         500,000          7%       1,527,514          7%               --          --
                     ----          -----      -----------      -----      -----------      -----        ----------       -----
                       3              18%     $ 5,100,000         70%     $ 9,279,210         41%       $  710,881          74%
                     ====          =====      ===========      =====      ===========      =====        ==========       =====

Total, Local
  Partnerships        17             100%     $ 7,348,747        100%     $22,374,877        100%       $  966,378         100%
                     ====          =====      ===========      =====      ===========      =====        ==========       =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future.
If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 17 Local Partnerships in which the Partnership is invested as of December 31, 1999, the three local Partnerships with associated purchase money notes which have matured and which remain unpaid or unextended as of March 30, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                            Percentage of Total      Partnership's Share of
                           Distributions Received      Income (loss) from
    For the Years Ending   from Local Partnerships     Local Partnerships
    --------------------   -----------------------   ----------------------
    December 31, 1999                1%                     $ 17,578
    December 31, 1998                1%                      234,121


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 1999, as net cash used in operating activities and to pay off or pay down five of the Partnership's purchase money notes was less than cash provided by investing activities.

     The Partnership made a cash distribution of $1,697,110 ($34.00 per additional limited partnership interest) to the Additional Limited Partners on October 29, 1999, to holders of record as of October 1, 1999. Additionally, the Partnership made a cash distribution of $1,622,237 ($32.50 per additional limited partnership interest) to the Additional Limited Partners on January 28, 2000, to holders of record as of December 15, 1999; this distribution was as a result of the sale of Wexford Ridge. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

1999 Versus 1998
----------------

     The Partnership's net income for the year ended December 31, 1999 increased from the year ended December 31, 1998 primarily due to extraordinary gain from extinguishment of debt related to the discounted payoffs of the Four Winds West and Troy Manor purchase money notes during the first quarter, and the discounted payoffs of the Chevy Chase and Wexford Ridge purchase money notes in September 1999, as discussed in the notes to the financial statements. Contributing to the increase was a gain on disposition of investment in partnership related to the sale of the Partnership's interest in Wexford Ridge in December 1999. Also contributing to the increase in the Partnership's net income were a decrease in interest expense due to the discount on purchase money notes being fully amortized as of December 31, 1998, a decrease in general and administrative

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

expenses due to lower reimbursed payroll costs, and a decrease in professional fees primarily due to a decrease in legal fees related to the Chevy Chase and Wexford Ridge litigation in 1998. Offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships due to the receipt of proceeds from the refinancing of the first mortgage loans on Arrowhead and Moorings during the second quarter of 1998, and a decrease in interest and other income due to generally lower rates earned on cash and cash equivalents and lower cash and cash equivalents balances during 1999.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses included in share of income from partnerships for the years ended December 31, 1999 and 1998 did not include losses of $1,883,929 and $1,594,602, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $1,609,522 and $6,040,363, received from seven and nine Local Partnerships during 1999 and 1998, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1999. Combined rental revenue amounts for years prior to 1999 have been adjusted to exclude rental revenues from those properties in which the Partnership no longer is invested at December 31, 1999.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                         For the years ended December 31,
                         ----------------------------------------------------------------------------------------------
                            1999                  1998               1997                 1996                1995
                         -----------           -----------        -----------          -----------         -----------
Combined Rental
  Revenue                $23,725,806           $23,138,967        $22,679,566          $22,286,601         $22,038,444

Annual Percentage
  Increase                              2.5%                2.0%                1.8%                1.1%


                            Year 2000 Computer Issue
                            ------------------------

     The Partnership experienced little to no interruption in its computer operations, or otherwise, as a result of the transition from the year 1999 to 2000. The Partnership's expenses associated with upgrading and testing its internal hardware and software systems, data interfaces, business operations and non-information technology functions which could have been affected by the transition were not material.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 63, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 53, has been President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 41, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 44, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.










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


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to the financial statements contained in Part III.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partnership interest (Units), at March 30, 2000.
















                                      III-2

                                    PART III
                                    --------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
                MANAGEMENT - Continued
               -----------

          Name and Address of         Amount and Nature        % of total
           Beneficial Owner        of Beneficial Ownership    Units issued
          -------------------      -----------------------    -----------
          Equity Resources Group,         3,324 units             6.6%
            Incorporated, et. al.
            14 Story Street
            Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 30, 2000, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


              Name of                   Amount and Nature      % of total
          Beneficial Owner           of Beneficial Ownership  Units issued
          ----------------           -----------------------  ------------
          William B. Dockser                   None                 0%
          H. William Willoughby                None                 0%
          All Directors and Officers
            as a Group (4 persons)             None                 0%

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in ----------------- the table in Item 601 of Regulation S-B.)

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

     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended December 31, 1999.















































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



March 30, 2000               by: /s/ William B. Dockser
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


March 30, 2000               by: /s/ H. William Willoughby
-----------------                ---------------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary




March 30, 2000               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)
















                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------


To the Partners
Capital Realty Investors-II
  Limited Partnership

     We have audited the balance sheets of Capital Realty Investors-II Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $767,601 and $89,034 of income in 1999 and 1998, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

                                                              Grant Thornton LLP

Vienna, VA
March 30, 2000







                                      III-7

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested were filed in paper format under Form SE on March 30, 2000, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 14, 2000.
























                                      III-8

                CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                        December 31,
                                                                                                ------------------------------
                                                                                                    1999              1998
                                                                                                ------------      ------------
Investments in and advances to partnerships                                                     $    966,378      $  3,218,015
Partnership interests held in escrow                                                                      --         1,044,007
Cash and cash equivalents                                                                          8,936,520         7,596,031
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $408,934 and $416,201, respectively                                    348,795           405,472
Property purchase costs, net of accumulated amortization of
  $280,099 and $271,968, respectively                                                                252,283           279,650
Other assets                                                                                              --             3,781
                                                                                                ------------      ------------

     Total assets                                                                               $ 10,503,976      $ 12,546,956
                                                                                                ============      ============


                       LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                              $  7,348,747      $ 15,344,182
Accrued interest payable                                                                          22,374,877        27,810,849
Distribution payable                                                                               1,622,237                --
Accounts payable and accrued expenses                                                                127,692           120,654
                                                                                                ------------      ------------
     Total liabilities                                                                            31,473,553        43,275,685
                                                                                                ------------      ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                   2,000             2,000
    Limited Partners                                                                              50,015,000        50,015,000
                                                                                                ------------      ------------
                                                                                                  50,017,000        50,017,000

  Less:
    Accumulated distributions to partners                                                         (6,072,409)       (2,753,062)
    Offering costs                                                                                (5,278,980)       (5,278,980)
    Accumulated losses                                                                           (59,635,188)      (72,713,687)
                                                                                                ------------      ------------
      Total partners' deficit                                                                    (20,969,577)      (30,728,729)
                                                                                                ------------      ------------

      Total liabilities and partners' deficit                                                   $ 10,503,976      $ 12,546,956
                                                                                                ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                    III-9

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS

                                                                                                     For the years ended
                                                                                                         December 31,
                                                                                                -----------------------------
                                                                                                   1999              1998
                                                                                                -----------       -----------
Share of income from partnerships                                                               $ 2,520,032       $ 6,129,573
                                                                                                -----------       -----------

Other revenue and expenses:

  Revenue:
    Interest and other income                                                                       359,744           510,789
                                                                                                -----------       -----------

  Expenses:
    Interest                                                                                      1,532,386         3,729,871
    Management fee                                                                                  249,996           249,996
    General and administrative                                                                      203,296           241,774
    Professional fees                                                                                73,466           136,335
    Amortization of deferred costs                                                                   44,390            45,777
                                                                                                -----------       -----------
                                                                                                  2,103,534         4,403,753
                                                                                                -----------       -----------
      Total other revenue and expenses                                                           (1,743,790)       (3,892,964)
                                                                                                -----------       -----------

Income before gain on disposition of investment in partnership                                      776,242         2,236,609

Gain on disposition of investment in partnership                                                  3,070,636                --
                                                                                                -----------       -----------

Income before extraordinary gain from extinguishment of debt                                      3,846,878         2,236,609

Extraordinary gain from extinguishment of debt                                                    9,231,621           772,571
                                                                                                -----------       -----------

Net income                                                                                      $13,078,499       $ 3,009,180
                                                                                                ===========       ===========

Net income allocated to General Partners (1.51%)                                                $   197,485       $    45,439
                                                                                                ===========       ===========

Net income allocated to Initial and Special Limited Partners (1.49%)                            $   194,870       $    44,837
                                                                                                ===========       ===========

Net income allocated to Additional Limited Partners (97%)                                       $12,686,144       $ 2,918,904
                                                                                                ===========       ===========

Net income per unit of Additional Limited Partner
  Interest based on 50,000 units outstanding                                                    $    253.72       $     58.38
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

                                    III-10

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT




                                                                        Initial and
                                                                          Special           Additional
                                                        General           Limited            Limited
                                                        Partners          Partners           Partners           Total
                                                       -----------      -----------        ------------      ------------
Partners' deficit, January 1, 1998                     $(1,157,405)     $(1,128,527)       $(30,952,627)     $(33,238,559)

Distribution of $10.00 per unit of
  Additional Limited Partnership Interest                       --               --            (499,350)         (499,350)

Net income                                                  45,439           44,837           2,918,904         3,009,180
                                                       -----------      -----------        ------------      ------------

Partners' deficit, December 31, 1998                    (1,111,966)      (1,083,690)        (28,533,073)      (30,728,729)

Distributions of $34.00 and $32.50 per unit of
  Additional Limited Partnership Interest                                                    (3,319,347)       (3,319,347)

Net income                                                 197,485          194,870          12,686,144        13,078,499
                                                       -----------      -----------        ------------      ------------

Partners' deficit, December 31, 1999                   $  (914,481)     $  (888,820)       $(19,166,276)     $(20,969,577)
                                                       ===========      ===========        ============      ============



























                 The accompanying notes are an integral part
                       of these financial statements.

                                   III-11

               CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS

                                                                                                     For the years ended
                                                                                                         December 31,
                                                                                                ------------------------------
                                                                                                   1999              1998
                                                                                                -----------       -----------
Cash flows from operating activities:
  Net income                                                                                    $13,078,499       $ 3,009,180

  Adjustments to reconcile net income to net cash
    used in operating activities:
    Share of income from partnerships                                                            (2,520,032)       (6,129,573)
    Amortization of deferred costs                                                                   44,390            45,777
    Amortization of discount on purchase money notes                                                     --         1,488,064
    Gain on disposition of investment in partnership                                             (3,070,636)               --
    Extraordinary gain from extinguishment of debt                                               (9,231,621)         (772,571)

    Changes in assets and liabilities:
      Decrease in other assets                                                                        3,781            87,247
      Increase in accrued interest payable                                                        1,532,386         2,289,762
      Payment of purchase money note interest                                                       (25,322)         (851,884)
      Increase in accounts payable and accrued expenses                                               7,038            40,221
                                                                                                -----------       -----------
        Net cash used in operating activities                                                      (181,517)         (793,777)
                                                                                                -----------       -----------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                      4,156,788         7,672,840
  Proceeds from disposition of investment in partnership                                          3,247,585                --
  Advances made to local partnerships                                                                    --          (803,313)
  Repayment of advances to local partnerships                                                            --           653,313
                                                                                                -----------       -----------
        Net cash provided by investing activities                                                 7,404,373         7,522,840
                                                                                                -----------       -----------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest                                            (1,410,000)       (5,100,001)
  Payment of purchase money note principal                                                       (2,775,257)       (1,503,496)
  Distribution to Additional Limited Partners                                                    (1,697,110)         (499,350)
                                                                                                -----------       -----------
        Net cash used in financing activities                                                    (5,882,367)       (7,102,847)
                                                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents                                              1,340,489          (373,784)

Cash and cash equivalents, beginning of year                                                      7,596,031         7,969,815
                                                                                                -----------       -----------
Cash and cash equivalents, end of year                                                          $ 8,936,520       $ 7,596,031
                                                                                                ===========       ===========


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                                        $   595,144       $ 4,724,456
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

                                     III-12

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983 and shall continue until December 31, 2037 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly or to individuals and families of low or moderate income.

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

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1999 and 1998, the Partnership's share of cumulative losses of 11 and 12 of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $24,972,119 and $23,529,345, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1999 and 1998, cumulative cash distributions of $13,110,928 and $11,501,406, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.





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

     f.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision has been made for income taxes in these financial statements.

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

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1999, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1999 and 1998, the Partnership held limited partner interests in 17 and 20 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships follow.

                                               December 31,
                                        -------------------------
                                           1999          1998
                                        -----------   -----------
     Purchase money notes due in:
        1998                            $ 4,600,000   $ 6,980,000
        1999                                500,000     1,340,178
        2001                                     --     2,000,000
        2003                              2,248,747     5,024,004
                                        -----------   -----------
            Total                       $ 7,348,747   $15,344,182
                                        ===========   ===========

          The purchase money notes have stated interest rates ranging from 9% to 12%, certain of which are compounded annually. The purchase money notes are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and December 31, 1997, respectively, and were paid off, at a discount, on October 5, 1998, as discussed below. Purchase money notes in the principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999, as discussed below. Purchase money notes in the aggregate principal amount of $2,380,000 matured on January 1, 1998, and were written off on October 5, 1999 when the related local partnership interests, held by the Partnership, were transferred to the noteholders in full satisfaction of the purchase money notes' principal and accrued interest. Purchase money notes in the aggregate principal amount of $3,150,000 matured on June 1, 1998, and have not been paid or extended, as discussed below. Purchase money notes in the original principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balances extended to August 31, 2003, as discussed below. A purchase money note in the principal amount of $1,450,000 matured on September 1, 1998, and has not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off,

                                     III-15

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     at a discount, on February 5, 1999. Purchase money notes in the aggregate principal amount of $500,000 matured on January 1, 1999 and have not been paid or extended, as discussed below.

          The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes, below.

          The following chart presents information related to purchase money notes which have matured through December 31, 1999, and which remain unpaid or unextended as of March 30, 2000. Excluded from the following chart are purchase money notes which matured through December 31, 1999, and which have been paid off, cancelled, or extended on or before March 30, 2000.
























                                     III-16

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued



                                                                                                     Carrying Amount
                                                                          Aggregate                  of Partnership's
                                               Aggregate                   Accrued                    Investment in
                                               Principal                  Interest                   and Advances to
                   Number of                    Balance                    Balance                   Underlying Local
                   Underlying                    as of                      as of                    Partnerships as
 Purchase Money      Local       Percentage     December    Percentage     December      Percentage     of December    Percentage
 Note Maturity    Partnerships    of Total      31, 1999     of Total      31, 1999       of Total       31, 1999       of Total
----------------  ------------   ----------   -----------   ----------   -------------   ----------  ----------------  ----------
2nd Quarter 1998       1               6%     $ 3,150,000         43%     $ 5,620,434         25%               --          --
3rd Quarter 1998       1               6%       1,450,000         20%       2,131,262          9%       $  710,881          74%
1st Quarter 1999       1               6%         500,000          7%       1,527,514          7%               --          --
                     ----          -----      -----------      -----      -----------      -----        ----------       -----
                       3              18%     $ 5,100,000         70%     $ 9,279,210         41%       $  710,881          74%
                     ====          =====      ===========      =====      ===========      =====        ==========       =====

Total, Local
  Partnerships        17             100%     $ 7,348,747        100%     $22,374,877        100%       $  966,378         100%
                     ====          =====      ===========      =====      ===========      =====        ==========       =====


          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 17 Local Partnerships in which the Partnership is invested as of December 31, 1999, the three Local Partnerships with associated purchase money notes which have matured and which remain unpaid or unextended as of March 30, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.


                                     III-17

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued



                             Percentage of Total      Partnership's Share of
                            Distributions Received      Income (loss) from
     For the Years Ending   from Local Partnerships     Local Partnerships
     --------------------   -----------------------   ----------------------
     December 31, 1999                1%                     $ 17,578
     December 31, 1998                1%                     $234,121


          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1999 and 1998 was $1,532,386 and $3,729,871,
     respectively. Amortization of discount on purchase money notes increased interest expense by $1,488,064 during 1998. There was no amortization of discount on purchase money notes during 1999 as all discounts on purchase money notes were fully amortized as of December 31, 1998. The accrued interest payable on the purchase money notes of $22,374,877 and $27,810,849 as of December 31, 1999 and 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Beech Hill I and II
                               -------------------

          The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money note due dates to January 1, 1998. Under the agreement, the Partnership paid the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000 and $2,500, respectively, to be applied against the notes. The Partnership did not receive any cash flow distributions from Beech Hill I or Beech Hill II during 1999 or 1998. Cash flow distributions of $0 and $30,694 were paid directly by Beech Hill I to the purchase money noteholders during the years ended December 31, 1999 and 1998, respectively. Cash flow distributions of $0 and $29,687 were paid directly by Beech Hill II to the purchase money noteholders during the years ended December 31, 1999 and 1998, respectively. Annual cash flow distributions of $0 and $5,000 from Beech Hill I, and $0 and $2,500 from Beech Hill II, were received during the years ended December 31, 1999 and 1998, respectively.

          Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the noteholders were placed in escrow to be released to the noteholders upon a

                                     III-18

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     future default by the Partnership on the respective purchase money notes. On January 1, 1998, the Partnership defaulted on its purchase money notes related to Beech Hill I and Beech Hill II when the notes, as extended, matured and were not paid. The default amount included principal and accrued interest of $1,480,000 and $1,687,578, respectively, for Beech Hill I and $900,000 and $1,072,113, respectively, for Beech Hill II. On September 30, 1999, the noteholders instructed the escrow agent to release to them the transfer documents on October 5, 1999, and the escrow agent complied with those instructions. Accordingly, the Partnership's interests in Beech Hill I and Beech Hill II were transferred to the noteholders on October 5, 1999. As of that date, principal and accrued interest totaling $1,480,000 and $1,891,535, respectively, related to Beech Hill I and $900,000 and $1,185,119, respectively, related to Beech Hill II were due.

          The purchase money notes related to Beech Hill I and Beech Hill II are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the loss of ownership interest in the Local Partnerships resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million and $1.5 million for Beech Hill I and Beech Hill II, respectively, during 1999. The release of the Partnership's purchase money note obligations resulted in cancellation of indebtedness income of approximately $3.4 million and $2.1 million for Beech Hill I and Beech Hill II, respectively, for federal tax purposes in 1999.

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

          On December 30, 1999, the Partnership was served with a complaint by certain alleged beneficiaries of the First Chase Note for, among other relief, their portion of payments made to First March Realty Corporation on the First Chase Note. The Managing General Partner is vigorously defending its position that all such payments were made to the proper parties, and that it has no further responsibility or liability for payments made on the First Chase Note.

                                 Four Winds West
                                 ---------------

          The Partnership defaulted on its purchase money note related to Four Winds West Company Limited (Four Winds West) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $462,178 and $532,673, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Four Winds West. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $305,000 in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $305,000 for federal tax purposes in 1999.

                              Frenchman's Wharf II
                              --------------------

          The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. As of March 30, 2000, principal and accrued interest totaling $3,150,000 and $5,705,872, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership requested another extension of the maturity date of the purchase money notes until May 2000, to be coterminous with the expiration of the Local Partnership's provisional workout agreement with HUD related to its mortgage loan. In 1996, HUD sold the mortgage loan to a third party lender. The local managing general partner has had several conversations with the lender regarding the upcoming maturity of the workout. There is no assurance these discussions will achieve a solution and it is possible the lender




                                     III-20

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     will initiate a foreclosure action. As of March 30, 2000, the local managing general partner is still awaiting a response from the purchase money noteholders and the lender.

          Due to the uncertainties regarding the outcome of an extension of the maturity date of the purchase money note, and the possibility of a foreclosure proceeding on the Local Partnership's mortgage loan, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not adversely impact the Partnership's financial condition, as discussed above.

                                    Princeton
                                    ---------

          The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. As of March 30, 2000, principal and accrued interest of $500,000 and $1,553,588, respectively, were due.

          On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership has forfeited its interest in Princeton to the noteholders. The parties are negotiating a settlement of the litigation. There is no assurance that any agreement will be reached. The uncertainty regarding the continued ownership of the Partnership's interest in Princeton does not adversely impact the Partnership's financial condition, as discussed above.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

          The Partnership defaulted on its purchase money notes related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) on August 31, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $4,600,000 and $8,750,764, respectively, for Rolling Green at Fall River and $1,927,500 and $3,661,147, respectively, for Rolling Green at Amherst. The Managing General Partner and the trustees representing the noteholders agreed to extend the maturity dates of the purchase money notes to February 28, 2001, subject to a further extension to August 31, 2003 if the Local Partnerships complete a refinancing of their mortgage loans, which refinancings have occurred. However, the noteholders have the right to accelerate the maturity of the notes upon not less than one year's prior notice. Accordingly, the purchase money notes for Rolling Green at Fall River and Rolling Green at Amherst presently mature on August 31, 2003, subject to the respective noteholder's right to accelerate the maturity. As part of the agreement, the Partnership agreed that all refinancing mortgage loan proceeds payable to the Partnership by the respective Local Partnerships, as well as all net cash flow payable to the Partnership from the respective Local Partnerships in excess of $10,000 per year, shall be applied to the balance of the respective purchase money notes, and further agreed to waive certain rights granted in the respective

                                     III-21

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Local Partnerships' limited partnership agreements. The mortgage loan on Rolling Green at Fall River was refinanced in March 1999; refinancing proceeds of $2,725,257 were used to pay down purchase money note principal and capitalized interest in March 1999. The mortgage loan on Rolling Green at Amherst was refinanced in August 1998; refinancing proceeds of $1,503,496 were used to pay down purchase money note principal and capitalized interest in 1998.

                                   Troy Manor
                                   ----------

          The Partnership defaulted on its purchase money note related to Troy Apartments Limited (Troy Manor) on January 1, 1999 when the note matured and was not paid. The default amount included aggregate principal and accrued interest of $378,000 and $227,420, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Troy Manor. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $220,000 in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $220,000 for federal tax purposes in 1999.

                                    Westgate
                                    --------

          In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. However, the noteholder has since refused to execute the documentation formally extending the maturity date. As of March 30, 2000, principal and accrued interest of $1,450,000 and $2,163,440, respectively, were due. In December, 1998, the noteholder's attorney notified the Managing General Partner of its position, which the Managing General Partner disputes, that the noteholder's prior agreement to extend the maturity date is not binding on the noteholder. The noteholder has since agreed to execute the documentation formally extending the maturity date, but as of March 30, 2000, has not yet done so. The Managing General Partner is prepared to vigorously defend its position that the agreement to extend the maturity date for five years is binding on the noteholder.
     There is no assurance that the parties will be able to settle this dispute or that the Partnership would prevail in any resulting litigation if a settlement is not reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

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

          On April 7, 1998, the Partnership was served with a complaint by the holder of the second and third purchase money notes (collectively, Second and Third Wexford Notes) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holder of the Second and Third Wexford Notes, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holder of the Second and Third Wexford Notes a discounted amount in full settlement of the Second and Third Wexford Notes and the lawsuit. In connection with this settlement, the local general partner withdrew from the Local Partnership, assigning his one percent interest (which was converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partner, agreed to a termination of the property management agreement effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partner, the holder of the Second and Third Wexford Notes, and their respective affiliates in the First Wexford Note, which is approximately 4.85%. On May 28, 1999, the Partnership filed suit against the holder of the First Wexford Note, seeking payment of the Partnership's 4.85% share of payments made on the First Wexford Note since October 1, 1997. On September 30, 1999, as part of the settlement of the litigation, the Partnership paid off, at a discount, the First Wexford Note (see above).

          On December 15, 1999, the Local Partnership sold its property.  See
     Note 2.d., below, for further information concerning the sale.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 92.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. The Partnership received cash distributions from the rental operations and mortgage refinancings of the Local Partnerships totaling $4,156,788 and $7,672,840 during the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, 12 and 14 of the Local Partnerships had surplus cash, as defined by their respective regulatory agencies, in the amounts of $1,327,052 and $2,092,142, respectively, which may be available for distribution in accordance with their respective regulatory agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by the agencies' regulations. Such

                                     III-23

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

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

     c.   Advances to Local Partnerships
          ------------------------------

          The advances, and accrued interest thereon, made to the Local Partnerships were as follows.

                                                     December 31,
                                             --------------------------
                                                1999           1998
                                             -----------    -----------
     Local Partnership
     -----------------
     Frenchman's Wharf II:
       Principal amount of funds advanced    $   324,410    $   324,410
       Accrued interest on advances              187,372        187,372

     Posada Vallarta:
       Principal amount of funds advanced        150,000        150,000
       Accrued interest on advances                   --             --
                                             -----------    -----------
         Total                               $   661,782    $   661,782
                                             ===========    ===========

                              Frenchman's Wharf II
                              --------------------

          To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both December 31, 1999 and 1998. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both December 31, 1999 and 1998, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the

                                     III-24

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout of its mortgage loan, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                           Posada Vallarta Apartments
                           --------------------------

          The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of December 31, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

     d.   Property matters
          ----------------

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

                                   Chevy Chase
                                   -----------

          The Managing General Partner and the local managing general partner are both exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase, or to enter the Mark-up-to-Market program. The Managing General Partner and local managing general partner are awaiting HUD's analysis of the property and proposal for Mark-up-to-Market. In the event that the property does not enter the Mark-up-to-Market program, consideration will be given to converting the property to market rate over the next 12 to 18 months. There is no assurance that a refinancing of the mortgage loan will occur, that the property will enter the mark-up-to-market program, or that it will be converted to market rate.

                                     III-25

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

          The reports of the auditors on the financial statements of Frenchman's Wharf II for the years ended December 31, 1999 and 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1999. The contract subsequently was extended for another year. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

                                Orangewood Plaza
                                ----------------

          The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment building in Orange Cove, California, was never formally converted to a permanent loan. It is anticipated that this loan will be restructured, and that the restructuring may result in cancellation of indebtedness income to the Partnership in the amount of approximately $163,000 during 2000. Additionally, the Partnership had pledged its interest in the Local Partnership as security on a promissory note, in the amount of $170,000, made by the Local Partnership. The note, which matured on August 5, 1998, is currently in default. The parties are currently negotiating a restructuring of this loan, which is anticipated to be formalized concurrent with the restructuring of the construction loan. There is no assurance that either restructuring will be formalized. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.


                           Posada Vallarta Apartments
                           --------------------------

          The Managing General Partner and the local managing general partner of Posada Vallarta Apartments refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of December 31, 1999, and March 30, 2000, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.














                                     III-26

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Princeton
                                    ---------

          Princeton Community Village Associates (Princeton) has defaulted on its project subsidy loan, and the possibility exists that the local partnership could lose its ownership of the property should there be a foreclosure action. The parties are presently negotiating an extension of the project subsidy loan. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

                            Rolling Green at Amherst
                            ------------------------

          The mortgage loan on Rolling Green at Amherst was refinanced in August 1998; refinancing proceeds of $1,503,496 were used to pay down purchase money note principal and capitalized interest in August 1998. See the discussion above for additional information concerning this refinancing and pay down. The Local Managing General Partner is negotiating a contract to sell Rolling Green at Amherst. There is no assurance that a contract will be successfully negotiated or that a sale will take place.

                           Rolling Green at Fall River
                           ---------------------------

          The mortgage loan on Rolling Green at Fall River was refinanced in March 1999; refinancing proceeds of $2,725,257 were used to pay down purchase money note principal and capitalized interest in March 1999. See the discussion above for additional information concerning this refinancing and pay down. The Local Managing General Partner is negotiating a contract to sell Rolling Green at Fall River. There is no assurance that a contract will be successfully negotiated or that a sale will take place.

                                  Wexford Ridge
                                  -------------

          On December 15, 1999, Wexford Ridge Associates (Wexford Ridge) sold its property. The sale resulted in a financial statement gain of $3,070,636, an estimated federal tax gain of approximately $6.3 million, an net cash proceeds of $3,247,585 to the Partnership.

     e.   Affordable Housing Legislation
          ------------------------------

          Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring
     Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to-Market). All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.


                                     III-27

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing
     (soft) second mortgage loan.

          The Section 8 HAP contracts for the following properties initially expired during the government's fiscal year 1998 or 1999 or will expire during 2000, and have been renewed as indicated.












































                                     III-28

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                   Units Authorized for           Original                   Renewed
                                    Number of     Rental Assistance Under   Expiration of Section 8    Expiration of Section 8
Property                           Rental Units         Section 8                HAP Contract               HAP Contract
--------                           ------------   -----------------------   -----------------------    -----------------------
Chevy Chase                            232                  228                   03/23/98                  04/22/00 (1)
Country Place II                       120                   24                   08/29/00                    (1)
Four Winds West                         62                   62                   04/14/98                  10/14/00 (1)
Frenchman's Wharf II                   324                   31                   11/30/98                  11/30/00 (1)
Princeton Community Village            239                   26                   07/01/98                  10/01/24
Troy Manor                              50                   50                   10/29/99                  10/29/00 (1)
                                     -----                  ---
     Total                           1,027                  421
                                     =====                  ===

(1) The Managing General Partner expects that these Section 8 HAP Contracts will be renewed for one year upon expiration.

          With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in the Local Partnerships at this time. As of December 31, 1999, the Partnership's investments in and advances to Local Partnerships with
     Section 8 HAP contracts expiring in 2000 was $176,509.

          There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

f.   Summarized financial information
     --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 follows.


                                     III-29

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                             COMBINED BALANCE SHEETS

                                                                                         December 31,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  ------------     ------------
     Rental property, at cost, net of accumulated
       depreciation of $67,535,066 and $71,480,347,
       respectively                                                               $ 52,767,596     $ 62,000,194
     Land                                                                            8,295,473        9,387,934
     Other assets                                                                   12,923,043       13,818,251
                                                                                  ------------     ------------
         Total assets                                                             $ 73,986,112     $ 85,206,379
                                                                                  ============     ============


     Mortgage notes payable                                                       $ 92,835,236     $ 98,088,051
     Other liabilities                                                              16,032,972       15,686,522
     Due to general partners                                                         4,507,399        4,507,399
                                                                                  ------------     ------------
         Total liabilities                                                         113,375,607      118,281,972

     Partners' deficit                                                             (39,389,495)     (33,075,593)
                                                                                  ------------     ------------
         Total liabilities and partners' deficit                                  $ 73,986,112     $ 85,206,379
                                                                                  ============     ============




























                                     III-30

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS

                                                                                        For the years ended
                                                                                            December 31,
                                                                                  ------------------------------
                                                                                      1999             1998
                                                                                  ------------     ------------
     Revenue:
       Rental                                                                     $ 26,446,608     $ 26,203,326
       Interest                                                                        330,644          512,900
       Other                                                                           569,069          837,182
                                                                                  ------------     ------------
         Total revenue                                                              27,346,321       27,553,408
                                                                                  ------------     ------------

     Expenses:
       Operating                                                                    16,559,620       17,375,844
       Interest                                                                      6,722,186        6,497,341
       Depreciation                                                                  4,523,878        4,772,182
       Amortization                                                                     99,202           82,463
                                                                                  ------------     ------------
         Total expenses                                                             27,904,886       28,727,830
                                                                                  ------------     ------------

     Loss before extraordinary gain from extinguishment
       of debt                                                                        (558,565)      (1,174,422)

     Extraordinary gain from extinguishment of debt                                  3,493,219        1,100,198
                                                                                  ------------     ------------

     Net income (loss)                                                            $  2,934,654     $    (74,224)
                                                                                  ============     ============


     g.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net income (loss) to taxable income
               -----------------------------------

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







                                     III-31

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net income (loss) reflected above to taxable income follows.

                                                                                        For the years ended
                                                                                            December 31,
                                                                                  -------------------------------
                                                                                      1999             1998
                                                                                  ------------     ------------
     Financial statement net income (loss)                                        $  2,934,654     $    (74,224)

     Adjustments:
       Additional book depreciation,
         net of depreciation on construction period expenses
         capitalized for financial statement purposes                                3,083,683          532,798

       Amortization for financial statement purposes
         not deducted for income tax purposes                                            3,154          171,181

       Difference in gain on disposition of investment in
         partnership                                                                 2,812,906               --

       Miscellaneous, net                                                              112,452          471,640
                                                                                  ------------     ------------
     Taxable income                                                               $  8,946,849     $  1,101,395
                                                                                  ============     ============



3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,000,000 which is equal to 2% of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 30-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1999 and 1998, the Partnership paid $147,720 and $197,108, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the statements of operations as general and administrative expenses.

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

                                     III-32

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     a. First, on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such annual amount shall not be greater than $250,000 and;

     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets.

     For each of the years ended December 31, 1999 and 1998, the Partnership paid the Managing General Partner a Management Fee of $249,996.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the distribution provision of the Moorings local partnership agreement, CRHC, a wholly-owned affiliate of the Managing General Partner, was paid an additional incentive management fee of $331,073 on August 7, 1998. The Managing General Partner was paid a disposition fee of $147,600 on December 27, 1999, for the sale of Wexford Ridge.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partner and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partner was reduced to 0.49%. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties which are not reinvested shall be distributed and applied as follows:

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

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the distribution provision of the Moorings local partnership agreement, CRHC, a wholly-owned affiliate of the Managing General Partner, was paid an additional incentive management fee of $331,073 on August 7, 1998. CRI was paid a disposition fee of $147,600 on December 27, 1999, for the sale of Wexford Ridge.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On

                                     III-34

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

January 28, 2000, the Managing General Partner distributed $1,622,237 ($32.50 per additional limited partnership interest) to the Additional Limited Partners from the proceeds of the sale of Wexford Ridge, to holders of record as of December 15, 1999. On October 29, 1999, the Managing General Partner distributed $1,697,110 ($34.00 per additional limited partnership interest) to the Additional Limited Partners, to holders of record as of October 1, 1999. On November 20, 1998, the Managing General Partner distributed $499,350 ($10.00 per additional limited partnership interest) to the Additional Limited Partners from the proceeds of the refinancing of Arrowhead and Moorings mortgage loans, to holders of record as of September 30, 1998.

     As defined in the Partnership Agreement, after the payment of distributions to Additional Limited Partners as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 1999 and 1998. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME (LOSS)

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
























                                     III-35

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME (LOSS) - Continued

     A reconciliation of the Partnership's financial statement net income to taxable income (loss) follows.

                                                                                                   For the years ended
                                                                                                       December 31,
                                                                                             ----------------------------
                                                                                                 1999            1998
                                                                                             ------------    ------------
Financial statement net income                                                               $ 13,078,499    $  3,009,180

Adjustments:
  Differences between taxable income (loss) and financial
    statement net income related to the Partnership's
    equity in the Local Partnerships' income or losses                                          7,610,814      (5,264,715)

  Costs amortized over a shorter period for income
    tax purposes                                                                                   40,804         (16,748)

  Effect of amortization of discount on purchase money notes
    for financial statement purposes                                                             (268,797)      1,071,687
                                                                                             ------------    ------------
Taxable income (loss)                                                                        $ 20,461,320    $ (1,200,596)
                                                                                             ============    ============






























                                     III-36

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically






















































                                     III-37