Form 10QSB
period 2000-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2000-05-10
CIK 713571

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 2000
                                   --------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 2000)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000



                                                            PAGE
                                                            ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 2000 and
            December 31, 1999 . . . . . . . . . . . . .         1

          Statements of Operations and Accumulated Losses
            - for the three months ended March 31, 2000
            and 1999  . . . . . . . . . . . . . . . . .         2

          Statements of Cash Flows - for the three
            months ended March 31, 2000 and 1999  . . .         3

          Notes to Financial Statements - March 31, 2000
            and 1999  . . . . . . . . . . . . . . . . .         4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        21


PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . .        26

Item 5.   Other Information . . . . . . . . . . . . . .        26

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        26

Signature   . . . . . . . . . . . . . . . . . . . . . .        27

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        28

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                    March 31,     December 31,
                                                                                                      2000           1999
                                                                                                   ------------   ------------
                                                                                                    (Unaudited)
Investments in and advances to partnerships                                                        $    811,695   $    966,378
Investment in partnerships held for sale                                                                196,986             --
Cash and cash equivalents                                                                             7,950,149      8,936,520
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $315,013 and $408,934, respectively                                       260,409        348,795
Property purchase costs, net of accumulated amortization of
  $249,024 and $280,099, respectively                                                                   217,247        252,283
Other assets                                                                                              1,272             --
                                                                                                   ------------   ------------

     Total assets                                                                                  $  9,437,758   $ 10,503,976
                                                                                                   ============   ============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                                 $  7,348,747   $  7,348,747
Accrued interest payable                                                                             22,649,942     22,374,877
Distribution payable                                                                                         --      1,622,237
Accounts payable and accrued expenses                                                                    75,610        127,692
                                                                                                   ------------   ------------
     Total liabilities                                                                               30,074,299     31,473,553
                                                                                                   ------------   ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                      2,000          2,000
    Limited Partners                                                                                 50,015,000     50,015,000
                                                                                                   ------------   ------------
                                                                                                     50,017,000     50,017,000

  Less:
    Accumulated distributions to partners                                                            (6,072,409)    (6,072,409)
    Offering costs                                                                                   (5,278,980)    (5,278,980)
    Accumulated losses                                                                              (59,302,152)   (59,635,188)
                                                                                                   ------------   ------------
      Total partners' deficit                                                                       (20,636,541)   (20,969,577)
                                                                                                   ------------   ------------
      Total liabilities and partners' deficit                                                      $  9,437,758   $ 10,503,976
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS

                              AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                                                    For the three months ended
                                                                                                             March 31,
                                                                                                   -----------------------------
                                                                                                       2000           1999
                                                                                                   ------------   ------------
Share of income from partnerships                                                                  $    652,260   $  1,545,651
                                                                                                   ------------   ------------
Other revenue and expenses:

  Revenue:
    Interest income                                                                                     107,533         77,182
                                                                                                   ------------   ------------
  Expenses:
    Interest                                                                                            275,065        430,303
    Management fee                                                                                       62,499         62,499
    General and administrative                                                                           53,162         62,621
    Professional fees                                                                                    25,281         19,348
    Amortization of deferred costs                                                                       10,750         11,444
                                                                                                   ------------   ------------
                                                                                                        426,757        586,215
                                                                                                   ------------   ------------
       Total other revenue and expenses                                                                (319,224)      (509,033)
                                                                                                   ------------   ------------

Income before extraordinary gain from extinguishment of debt                                            333,036      1,036,618

Extraordinary gain from extinguishment of debt                                                               --        524,994
                                                                                                   ------------   ------------

Net income                                                                                              333,036      1,561,612

Accumulated losses, beginning of period                                                             (59,635,188)   (72,713,687)
                                                                                                   ------------   ------------
Accumulated losses, end of period                                                                  $(59,302,152)  $(71,152,075)
                                                                                                   ============   ============
Net income allocated to General Partners (1.51%)                                                   $      5,029   $     23,580
                                                                                                   ============   ============
Net income allocated to Initial and Special Limited Partners (1.49%)                               $      4,962   $     23,268
                                                                                                   ============   ============
Net income allocated to Additional Limited Partners (97%)                                          $    323,045   $  1,514,764
                                                                                                   ============   ============
Net income per unit of Additional Limited Partner Interest
  based on 50,000 units outstanding                                                                $       6.46   $      30.30
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                                                                     For the three months ended
                                                                                                             March 31,
                                                                                                   -----------------------------
                                                                                                       2000           1999
                                                                                                   -----------    -----------
Cash flows from operating activities:
  Net income                                                                                       $   333,036    $ 1,561,612

  Adjustments to reconcile net income to net cash
    used in operating activities:
    Share of income from partnerships                                                                 (652,260)    (1,545,651)
    Amortization of deferred costs                                                                      10,750         11,444
    Extraordinary gain from extinguishment of debt                                                          --       (524,994)

    Changes in assets and liabilities:
      Increase in other assets                                                                          (1,272)        (3,388)
      Increase in accrued interest payable                                                             275,065        430,303
      Decrease in accounts payable and accrued expenses                                                (52,082)       (37,519)
                                                                                                   -----------    -----------
        Net cash used in operating activities                                                          (86,763)      (108,193)
                                                                                                   -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                           722,629      3,734,355
  Advances made to local partnerships                                                                       --       (120,642)
                                                                                                   -----------    -----------
        Net cash provided by investing activities                                                      722,629      3,613,713
                                                                                                   -----------    -----------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest                                                       --     (1,085,000)
  Payment of purchase money note principal                                                                  --     (2,691,176)
  Distribution to Additional Limited Partners                                                       (1,622,237)            --
                                                                                                   -----------    -----------
        Net cash used in financing activities                                                       (1,622,237)    (3,776,176)
                                                                                                   -----------    -----------
Net decrease in cash and cash equivalents                                                             (986,371)      (270,656)

Cash and cash equivalents, beginning of period                                                       8,936,520      7,596,031
                                                                                                   -----------    -----------
Cash and cash equivalents, end of period                                                           $ 7,950,149    $ 7,325,375
                                                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                         $        --    $   244,822
                                                                                                   ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $7,348,747 plus aggregate accrued interest of $22,649,942 as of March 31, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999. Purchase money notes in the aggregate principal amount of $2,380,000 matured on January 1, 1998, and were written off on October 5, 1999 when the related local partnership interests, held by the Partnership, were transferred to the noteholders in full satisfaction of the purchase money notes' principal and accrued interest. A purchase money note in the principal amount of $3,150,000 matured on June 1, 1998, and has not been paid or extended. Purchase money notes in the original principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balances extended to August 31, 2003. A purchase money note in the principal amount of $1,450,000 matured on September 1, 1998, and has not been paid or extended. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. A purchase money note in the principal amount of $500,000 matured on January 1, 1999 and has been extended to January 1, 2004, as discussed below.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

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

     The following chart presents information related to purchase money notes which have matured through March 31, 2000, and which remain unpaid or unextended as of May 10, 2000. Excluded from the following chart are purchase money notes which matured through March 31, 2000, and which have been paid off, cancelled, or extended on or before May 10, 2000.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued



                                                                                                    Carrying Amount
                                                                           Aggregate                of Partnership's
                                                Aggregate                  Accrued                   Investment in
                    Number of                   Principal                  Interest                 and Advances to
    Purchase        Underlying                   Balance                   Balance                  Underlying Local
   Money Note         Local       Percentage   as of March   Percentage  as of March    Percentage  Partnerships as    Percentage
 (PMN) Maturity    Partnerships    of Total      31, 2000     of Total    31, 2000       of Total   March 31, 2000      of Total
----------------   ------------   ----------   -----------   ----------  -------------  ----------  ----------------   ----------
2nd Quarter 1998        1               6%     $ 3,150,000         43%    $ 5,707,059        25%               --           --
3rd Quarter 1998        1               6%       1,450,000         20%      2,163,887        10%       $  715,275           88%
                      ----          -----      -----------      -----     -----------     -----        ----------        -----
                        2              12%     $ 4,600,000         63%    $ 7,870,946        35%       $  715,275           88%
                      ====          =====      ===========      =====     ===========     =====        ==========        =====

Total, Local
  Partnerships         17             100%     $ 7,348,747        100%    $22,649,942       100%       $  811,695          100%
                      ====          =====      ===========      =====     ===========     =====        ==========        =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future.
If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, in the event that the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 17 Local Partnerships in which the Partnership is invested as of March 31, 2000, the two Local Partnerships with associated purchase money notes which have matured and which remain unpaid or unextended as of May 10, 2000, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


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

     Interest expense on the Partnership's purchase money notes was $275,065 and $430,303 for the three months ended March 31, 2000 and 1999, respectively. The accrued interest payable on the purchase money notes of $22,649,942 and $22,374,877 as of March 31, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

     The purchase money notes related to Beech Hill I and Beech Hill II were nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the loss of ownership interest in the Local Partnerships resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million and $1.5 million for Beech Hill I and Beech Hill II, respectively, during 1999. The release of the Partnership's purchase money note obligations resulted in cancellation of indebtedness income of approximately $3.4 million and $2.1 million for Beech Hill I and Beech Hill II, respectively, for federal tax purposes in 1999.

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

     On February 10, 1998, the Partnership was served with a complaint by the two holders of the second purchase money note (Second Chase Note) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated
(CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holders of the Second Chase Note a discounted amount in full settlement of the Second Chase Note and the lawsuit. In connection with this settlement, the local general partners withdrew from the Local Partnership, assigning their combined one percent interests (which were converted to a limited partner interest) in the Local Partnership to the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnership, and the property management agent, which is an affiliate of the local general partners, was terminated effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partners, the holders of the Second Chase Note, and their respective affiliates in the First Chase Note, which is approximately 10.808%. On May 28, 1999, the Partnership filed suit against the holder of the First Chase Note, seeking payment of the Partnership's 10.808% share of payments made on the First Chase Note since October 1, 1997.
On September 30, 1999, as part of the settlement of the litigation, the Partnership paid off, at a discount, the First Chase Note. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $2.4 million for federal tax purposes in 1999.

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

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. As of May 10, 2000, principal and accrued interest totaling $3,150,000 and $5,744,454, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership requested another extension of the maturity date of the purchase money notes until May 2000, to be coterminous with the expiration of the Local Partnership's provisional workout agreement with HUD related to its mortgage loan. In 1996, HUD sold the mortgage loan to a third party lender. The local managing general partner has had several conversations with the lender regarding the upcoming maturity of the workout. There is no assurance these discussions will achieve a resolution of the issue, and it is

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

possible the lender will initiate a foreclosure action. As of May 10, 2000, the local managing general partner is still awaiting a response from the purchase money noteholders and the lender.

     Due to the uncertainties regarding an extension of the maturity date of the purchase money note, and the possibility of a foreclosure proceeding on the Local Partnership's mortgage loan, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not adversely impact the Partnership's financial condition, as discussed above.

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership has forfeited its interest in Princeton to the noteholders. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partnership interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro-rata portions of the then outstanding balance of the purchase money notes. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which is to be applied against accrued interest payable on the purchase money note.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     The Partnership defaulted on its purchase money notes related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) on August 31, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $4,600,000 and $8,750,764, respectively, for Rolling Green at Fall River and $1,927,500 and $3,661,147, respectively, for Rolling Green at Amherst. The Managing General Partner and the trustees representing the noteholders agreed to extend the maturity dates of the purchase money notes to February 28, 2001, subject to a further extension to August 31, 2003 if the Local Partnerships complete a refinancing of their mortgage loans, which refinancings have occurred. However, the noteholders have the right to accelerate the maturity of the notes upon not less than one year's prior notice. Accordingly, the purchase money notes for Rolling Green at Fall River and Rolling Green at Amherst presently mature on August 31, 2003, subject to the respective noteholder's right to accelerate the maturity. As part of the agreement, the Partnership agreed that all refinancing mortgage loan proceeds payable to the Partnership by

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the respective Local Partnerships, as well as all net cash flow payable to the Partnership from the respective Local Partnerships in excess of $10,000 per year, shall be applied to the balance of the respective purchase money notes, and further agreed to waive certain rights granted in the respective Local Partnerships' limited partnership agreements. The mortgage loan on Rolling Green at Fall River was refinanced in March 1999; refinancing proceeds of $2,725,257 were used to pay down purchase money note principal and capitalized interest in March 1999. The mortgage loan on Rolling Green at Amherst was refinanced in August 1998; refinancing proceeds of $1,503,496 were used to pay down purchase money note principal and capitalized interest in 1998. The local managing general partner has received an offer for the purchase of the property and the parties have executed a sales contract dated as of February 18, 2000. See Note 2.c. for further information concerning this sale.

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

                                    Westgate
                                    --------

     In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. However, the noteholder has since refused to execute the documentation formally extending the maturity date. As of May 10, 2000, principal and accrued interest of $1,450,000 and $2,177,971, respectively, were due. In December, 1998, the noteholder's attorney notified the Managing General Partner of its position, which the Managing General Partner disputes, that the noteholder's prior agreement to extend the maturity date is not binding on the noteholder. The noteholder has since agreed to execute the documentation formally extending the maturity date, but as of May 10, 2000, has not yet done so. The Managing General Partner is prepared to vigorously defend its position that the agreement to extend the maturity date for five years is binding on the noteholder. There is no assurance that the parties will be able to settle this dispute or that the Partnership would prevail in any resulting litigation if a settlement is not reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  Wexford Ridge
                                  -------------

     The Partnership defaulted on its three purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) on December 31, 1997 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $1,900,000 and $3,478,549, respectively. The Managing General Partner successfully negotiated an extension on one of the purchase money notes (First Wexford Note) in the principal amount of $950,000 effective April 9, 1998; the First Wexford Note was paid off, at a discount, on September 30, 1999. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $2.4 million for federal tax purposes in 1999.

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

b.   Advances to Local Partnerships
     ------------------------------

     As of both March 31, 2000 and December 31, 1999, the Partnership had advanced funds to Local Partnerships totaling $474,410. Interest accrued on these advances was $187,372 as of both March 31, 2000 and December 31, 1999. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both March 31, 2000 and December 31, 1999. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both March 31, 2000 and December 31, 1999, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout of its mortgage loan, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of both March 31, 2000 and December 31, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

     The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1999 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the impending expiration of its Section 8 Rental Housing Assistance Payments (HAP) contract with HUD. The contract subsequently was extended for another year. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

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

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Vallarta Apartments refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of both March 31, and December 31, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

                                    Princeton
                                    ---------

     Princeton Community Village Associates (Princeton) defaulted on its project subsidy loan. The maturity date was extended five years to January 1, 2004, as part of litigation settled effective January 1, 2000, when the Managing General Partner and the noteholder entered into an agreement extending the maturity date of the purchase money note, as discussed above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                            Rolling Green at Amherst
                            ------------------------

     The local managing general partner of Roberts Amherst Associates (Rolling Green at Amherst) has received an offer for the purchase of the property, and the parties have executed a sales contract dated as of February 18, 2000, with a projected closing date in June, 2000. Proceeds received by the Partnership from the sale of this property would be used to pay off, at a discount, the purchase money notes related to Rolling Green at Amherst. The contract is subject to customary contingencies. Accordingly, there is no assurance that a sale or a payoff of the purchase money notes will occur. In the event of a sale of this property, the Partnership's investments in and advances to partnerships would be reduced accordingly. Of the Local Partnerships in which the Partnership was invested as of March 31, 2000 and December 31, 1999, Rolling Green at Amherst represented approximately 6% and 6%, respectively, of the total investments in and advances to partnerships. For the calendar years ended December 31, 1999 and 1998, distributions from Rolling Green at Amherst represented approximately 2% and 0%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from Rolling Green at Amherst was $0 and $6,844 for the three months ended March 31, 2000 and 1999, respectively.

     Due to the impending and likely sale of the property related to the Partnership's investment in Rolling Green at Amherst, the investment in and advances to partnerships plus net unamortized amounts of acquisition fees and property purchase costs related to Rolling Green at Amherst, which totaled $123,740, have been reclassified to investment in partnerships held for sale in the accompanying balance sheet at March 31, 2000.

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

     The local managing general partner of Roberts Fall River Associates (Rolling Green at Fall River) has received an offer for the purchase of the property, and the parties have executed a sales contract dated as of February 18, 2000, with a projected closing date in June, 2000. Proceeds received by the Partnership from the sale of this property would be used to pay off, at a discount, the purchase money notes related to Rolling Green at Fall River. The contract is subject to customary contingencies. Accordingly, there is no assurance that a sale or a payoff of the purchase money notes will occur. In the event of a sale of this property, the Partnership's investments in and advances to partnerships would be reduced accordingly. Of the Local Partnerships in which the Partnership was invested as of March 31, 2000 and December 31, 1999, Rolling Green at Fall River represented approximately 0% and 3%, respectively, of the total investments in and advances to partnerships. For the calendar years ended December 31, 1999 and 1998, distributions from Rolling Green at Fall River represented approximately 1% and 2%, respectively, of total distributions from Local Partnerships. The Partnership's share of income from

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Rolling Green at Fall River was $28,452 and $9,316 for the three months ended March 31, 2000 and 1999, respectively.

     Due to the impending and likely sale of the property related to the Partnership's investment in Rolling Green at Fall River, the net unamortized amounts of acquisition fees and property purchase costs related to Rolling Green at Fall River, which totaled $73,246, have been reclassified to investment in partnerships held for sale in the accompanying balance sheet at March 31, 2000.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 17 and 20 Local Partnerships in which the Partnership is invested as of March 31, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three months ended
                                                         March 31,
                                               -----------------------------
                                                   2000             1999
                                               ------------     ------------
        Revenue:
          Rental                               $  5,931,454     $  6,550,834
          Other                                     213,510          337,527
                                               ------------     ------------
            Total revenue                         6,144,964        6,888,361
                                               ------------     ------------
        Expenses:
          Operating                               3,709,072        4,343,965
          Interest                                1,680,011        1,624,336
          Depreciation and amortization           1,112,016        1,213,666
                                               ------------     ------------
            Total expenses                        6,501,099        7,181,967
                                               ------------     ------------
        Net loss                               $   (356,135)    $   (293,606)
                                               ============     ============

     As of March 31, 2000 and 1999, the Partnership's share of cumulative losses to date for 11 and 12, respectively, of the 17 and 20 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $25,410,195 and $23,952,567, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

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

                             March 31, 2000 and 1999

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued


                                                  Units Authorized for            Original                    Renewed
                                 Number of       Rental Assistance Under    Expiration of Section 8     Expiration of Section 8
Property                        Rental Units           Section 8                 HAP Contract                HAP Contract
--------                        ------------     -----------------------    -----------------------     -----------------------
Chevy Chase                         232                    228                    03/23/98                   09/22/00 (1)
Country Place II                    120                     24                    08/29/00                     (1)
Four Winds West                      62                     62                    04/14/98                   10/14/00 (1)
Frenchman's Wharf II                324                     31                    11/30/98                   11/30/00 (1)
Princeton Community Village         239                     26                    07/01/98                   10/01/24
Troy Manor                           50                     50                    10/29/99                   10/29/00 (1)
                                  -----                    ---
     Total                        1,027                    421
                                  =====                    ===


(1) The Managing General Partner expects that these Section 8 HAP Contracts will be renewed for one year upon expiration.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in the Local Partnerships at this time. As of March 31, 2000, the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 was $96,187.

     There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties which enter the program and which have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

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


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the three month periods ended March 31, 2000 and 1999, the Partnership paid $49,857 and $44,356, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. For each of the three month periods ended March 31, 2000 and 1999, the Part-nership paid the Managing General Partner a Management Fee of $62,499.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three months ended March 31, 2000 or 1999.

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

     There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market". Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties which enter the program and which have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,950,149 and $8,936,520 as of March 31, 2000 and December 31, 1999, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 10, 2000, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $7,348,747 plus aggregate accrued interest of $22,649,942 as of March 31, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999. Purchase money notes in the aggregate principal amount of $2,380,000 matured on January 1, 1998, and were written off on October 5, 1999 when the related local partnership interests, held by the Partnership, were transferred to the noteholders in full satisfaction of the purchase money notes' principal and accrued interest. A purchase money note in the principal amount of $3,150,000 matured on June 1, 1998, and has not been paid or extended. Purchase money notes in the original principal amounts of $4,600,000 and $1,927,500 matured on August 31, 1998, were partially paid down, with the balances extended to August 31, 2003. A purchase money note in the principal amount of $1,450,000 matured on September 1, 1998, and has not been paid or extended. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. A purchase money note in the principal amount of $500,000 matured on January 1, 1999 and has been extended to January 1, 2004. See the notes to the financial statements for additional information concerning these purchase money notes.

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

     The following chart presents information related to purchase money notes which have matured through March 31, 2000, and which remain unpaid or unextended as of May 10, 2000. Excluded from the following chart are purchase money notes which matured through March 31, 2000, and which have been paid off, cancelled, or extended on or before May 10, 2000.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                                                                                                    Carrying Amount
                                                                           Aggregate                of Partnership's
                                                Aggregate                  Accrued                   Investment in
                    Number of                   Principal                  Interest                 and Advances to
    Purchase        Underlying                   Balance                   Balance                  Underlying Local
   Money Note         Local       Percentage   as of March   Percentage  as of March    Percentage  Partnerships as    Percentage
 (PMN) Maturity    Partnerships    of Total      31, 2000     of Total    31, 2000       of Total   March 31, 2000      of Total
----------------   ------------   ----------   -----------   ----------  -------------  ----------  ----------------   ----------
2nd Quarter 1998        1               6%     $ 3,150,000         43%    $ 5,707,059        25%               --           --
3rd Quarter 1998        1               6%       1,450,000         20%      2,163,887        10%       $  715,275           88%
                      ----          -----      -----------      -----     -----------     -----        ----------        -----
                        2              12%     $ 4,600,000         63%    $ 7,870,946        35%       $  715,275           88%
                      ====          =====      ===========      =====     ===========     =====        ==========        =====

Total, Local
  Partnerships         17             100%     $ 7,348,747        100%    $22,649,942       100%       $  811,695          100%
                      ====          =====      ===========      =====     ===========     =====        ==========        =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future.
If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, in the event that the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 17 Local Partnerships in which the Partnership is invested as of March 31, 2000, the two Local Partnerships with associated purchase money notes which have matured and which remain unpaid or unextended as of May 10, 2000, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes was $275,065 and $430,303 for the three months ended March 31, 2000 and 1999, respectively. The accrued interest payable on the purchase money notes of $22,649,942 and $22,374,877 as of March 31, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 2000 and 1999, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the three month period ended March 31, 2000, as the distribution to Additional Limited Partners, made in January 2000 out of the proceeds of the 1999 sale of Wexford Ridge, exceeded cash flow distributions received from partnerships during the period.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2000 decreased from the corresponding period in 1999 primarily due to a decrease in share of income from partnerships resulting from the refinancing of the first mortgage loan on Rolling Green at Fall River in 1999, and also due to extraordinary gain from extinguishment of debt resulting from the discounted payoffs of the Four Winds West and Troy Manor purchase money notes in 1999. Offsetting the decrease in net income were an increase in interest income due to higher cash and cash equivalent balances during 2000 as a result of the receipt of proceeds from the sale of Wexford Ridge, a decrease in interest expense due to lower purchase money note balances during 2000 as a result of payments and extinguishments during 1999, and a decrease in general and administrative expenses primarily due to lower reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses included in share of income from partnerships for the three month period ended March 31, 2000 did not include losses of $470,980, compared to excluded losses of $423,222 for the three month period ended March 31, 1999.

     No other significant changes in the Partnership's operations have taken place during this period.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     See Note 2.a. of the notes to financial statements contained in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on purchase money notes.


ITEM 5.   OTHER INFORMATION
          -----------------

     On April 2, 2000, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase approximately 2,450 of the outstanding units of additional limited partnership interests (Units) in the Partnership at a price of $50 per Unit; the offer expires May 19, 2000. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. There is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist in addition to the current tender offer by Peachtree. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2000.

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



May 10, 2000                 by: /s/ Michael J. Tuszka
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