Form 10QSB
period 2000-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2000-08-09
CIK 713571

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                 --------------


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
Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                                  Not applicable
--------------------------            ---------------------------------------
        (Class)                              (Outstanding at June 30, 2000)

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000



                                                                         PAGE
                                                                         ----

PART I.           Financial Information

Item 1.           Financial Statements

                       Balance Sheets - June 30, 2000 and
                    December 31, 1999....................................    1

                  Statements of Operations and Accumulated Losses
                    - for the three and six months ended
                    June 30, 2000 and 1999...............................    2

                  Statements of Cash Flows - for the six
                    months ended June 30, 2000 and 1999..................    3

                  Notes to Financial Statements - June 30, 2000
                    and 1999.............................................    4

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................   20


PART II.          Other Information

Item 3.           Defaults Upon Senior Securities........................   25

Item 5.           Other Information......................................   25

Item 6.           Exhibits and Reports on Form 8-K.......................   26

Signature         .......................................................   27

Exhibit Index............................................................   28

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS




                                                                     June 30,      December 31,
                                                                       2000           1999
                                                                    ------------  ------------
                                                                    (Unaudited)
Investments in and advances to partnerships .....................   $   838,211   $   966,378
Investment in partnership held for sale .........................        23,362          --
Cash and cash equivalents .......................................     7,775,980     8,936,520
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $295,233 and $408,934, respectively       234,503       348,795
Property purchase costs, net of accumulated amortization of
  $240,715 and $280,099, respectively ...........................       202,538       252,283
Other assets ....................................................         1,385          --
                                                                    -----------   -----------

     Total assets ...............................................   $ 9,075,979   $10,503,976
                                                                    ===========   ===========



                        LIABILITIES AND PARTNERS' DEFICIT



Due on investments in partnerships                                  $  4,920,000   $  7,348,747
Accrued interest payable                                               9,008,708     22,374,877
Distribution payable                                                          -       1,622,237
Accounts payable and accrued expenses                                     84,138        127,692
                                                                    ------------   ------------
     Total liabilities                                                14,012,846     31,473,553
                                                                    ------------   ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                       2,000          2,000
    Limited Partners                                                  50,015,000     50,015,000
                                                                    ------------   ------------
                                                                      50,017,000     50,017,000

  Less:
    Accumulated distributions to partners                             (6,072,409)    (6,072,409)
    Offering costs                                                    (5,278,980)    (5,278,980)
    Accumulated losses                                               (43,602,478)   (59,635,188)
                                                                    ------------   ------------
      Total partners' deficit                                         (4,936,867)   (20,969,577)
                                                                    ------------   ------------

      Total liabilities and partners' deficit                       $  9,075,979   $ 10,503,976
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                            For the three months ended            For the six months ended
                                                                      June 30                              June 30,
                                                           -----------------------------        -----------------------------
                                                               2000              1999               2000              1999
                                                           ------------      ------------       ------------      ------------
Share of income from partnerships                          $     17,401      $    624,779       $    669,661      $  2,170,430
                                                           ------------      ------------       ------------      ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                   116,312           112,055            223,845           189,237
                                                           ------------      ------------       ------------      ------------

  Expenses:
    Interest                                                    231,649           422,357            506,715           852,660
    Management fee                                               62,499            62,499            124,998           124,998
    General and administrative                                   58,414            54,234            111,575           116,855
    Professional fees                                            28,182            11,877             53,463            31,225
    Amortization of deferred costs                                7,832            11,444             18,582            22,888
                                                           ------------      ------------       ------------      ------------
                                                                388,576           562,411            815,333         1,148,626
                                                           ------------      ------------       ------------      ------------
       Total other revenue and expenses                        (272,264)         (450,356)          (591,488)         (959,389)
                                                           ------------      ------------       ------------      ------------

Income before gain on disposition of investments
  in partnerships                                              (254,863)          174,423             78,173         1,211,041

Gain on disposition of investments in partnerships            5,879,778                -           5,879,778                -
                                                           ------------      ------------       ------------      ------------

Income before extraordinary gain
  from extinguishment of debt                                 5,624,915           174,423          5,957,951         1,211,041

Extraordinary gain from extinguishment of debt               10,074,759                --         10,074,759           524,994
                                                           ------------      ------------       ------------      ------------

Net income                                                   15,699,674           174,423         16,032,710         1,736,035

Accumulated losses, beginning of period                     (59,302,152)      (71,152,075)       (59,635,188)      (72,713,687)
                                                           ------------      ------------       ------------      ------------

Accumulated losses, end of period                          $(43,602,478)     $(70,977,652)      $(43,602,478)     $(70,977,652)
                                                           ============      ============       ============      ============

Net income allocated to General Partners (1.51%)           $    237,065      $      2,634       $    242,094      $     26,214
                                                           ============      ============       ============      ============

Net income allocated to Initial and Special
  Limited Partners (1.49%)                                 $    233,925      $      2,599       $    238,887      $     25,867
                                                           ============      ============       ============      ============

Net income allocated to Additional Limited
  Partners (97%)                                           $ 15,228,684      $    169,190       $ 15,551,729      $  1,683,954
                                                           ============      ============       ============      ============

Net income per unit of Additional Limited
  Partner Interest based on 50,000 units
  outstanding                                              $     304.57      $       3.38       $     311.03      $      33.68
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                                                   For the six months ended
                                                                                                           June 30,
                                                                                                 -----------------------------
                                                                                                     2000               1999
                                                                                                 ------------       ------------
Cash flows from operating activities:
  Net income                                                                                     $ 16,032,710       $  1,736,035

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships                                                                (669,661)        (2,170,430)
    Amortization of deferred costs                                                                     18,582             22,888
    Gain on disposition of investment in partnerships                                              (5,879,778)                --
    Extraordinary gain from extinguishment of debt                                                (10,074,759)          (524,994)

    Changes in assets and liabilities:
      Increase in other assets                                                                         (1,385)           (12,219)
      Increase in accrued interest payable                                                            506,715            852,660
      Payment of purchase money note interest                                                        (175,000)           (25,322)
      Decrease in accounts payable and accrued expenses                                               (43,554)           (23,816)
                                                                                                 ------------       ------------
         Net cash used in operating activities                                                       (286,130)          (145,198)
                                                                                                 ------------       ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                          797,827          4,047,041
  Proceeds from disposition of investments in partnerships                                          5,993,661                 --
  Advances made to local partnerships                                                                      --           (120,642)
  Collection of advances made to local partnerships                                                        --            120,642
                                                                                                 ------------       ------------
         Net cash provided by investing activities                                                  6,791,488          4,047,041
                                                                                                 ------------       ------------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest                                              (5,993,661)        (1,085,000)
  Payment of purchase money note principal and capitalized interest                                   (50,000)        (2,708,983)
  Distribution to Additional Limited Partners                                                      (1,622,237)                -
                                                                                                 ------------       ------------
         Net cash used in financing activities                                                     (7,665,898)        (3,793,983)
                                                                                                 ------------       ------------

Net (decrease) increase in cash and cash equivalents                                               (1,160,540)           107,860

Cash and cash equivalents, beginning of period                                                      8,936,520          7,596,031
                                                                                                 ------------       ------------

Cash and cash equivalents, end of period                                                         $  7,775,980       $  7,703,891
                                                                                                 ============       ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $  3,919,914       $  2,737,814
                                                                                                 ============       ============



                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)




1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the interim periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       Due on investments in partnerships and accrued interest payable
         ---------------------------------------------------------------

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $4,920,000 plus aggregate accrued interest of $9,008,708 as of June 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999. Purchase money notes in the aggregate principal amount of $2,380,000 matured on January 1, 1998, and were written off on October 5, 1999 when the related local partnership interests, held by the Partnership, were transferred to the noteholders in full satisfaction of the purchase money notes' principal and accrued interest. A purchase money note in the principal amount of $3,150,000 matured on June 1, 1998, and has not been paid or extended. Purchase money notes in the original principal amounts of $4,600,000 and $1,927,500, with maturities extended to August 31, 2003 were paid off, at a discount, on May 31, 2000. A purchase money note in the original principal amount of $1,450,000 matured on September 1, 1998, was partially

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

paid, and has been extended to September 1, 2003. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. A purchase money note in the original principal amount of $500,000 matured on January 1, 1999, and was partially transferred to the noteholder, with the balance extended to January 1, 2004, as discussed below.

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

         The following chart presents information related to a purchase money note which has matured and which remains unpaid or unextended as of August 9, 2000. Excluded from the following chart are purchase money notes which matured through June 30, 2000, and which have been paid off, cancelled, or extended on or before August 9, 2000.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued



                                                                                                 Carrying Amount
                                                                        Aggregate                of Partnership's
                                             Aggregate                  Accrued                   Investments in
                   Number of                 Principal                  Interest                 and Advances to
    Purchase       Underlying                 Balance                   Balance                  Underlying Local
   Money Note        Local       Percentage  as of June   Percentage   as of June    Percentage  Partnerships as    Percentage
 (PMN) Maturity   Partnerships    of Total    30, 2000     of Total     30, 2000      of Total   of June 30, 2000    of Total
----------------  ------------   ----------  ----------   ----------   -----------   ----------  ----------------   ----------
2nd Quarter 1998       1               7%    $3,150,000         64%     $5,792,737        64%       $       --           --%
                     ----          -----     ----------      -----      ----------     -----        ----------        -----
                       1               7%    $3,150,000         64%     $5,792,737        64%       $       -            --%
                     ====          =====     ==========      =====      ==========     =====        ==========        =====

Total, Local
  Partnerships         15            100%    $4,920,000        100%     $9,008,708       100%       $  838,211          100%
                     ====          =====     ==========      =====      ==========     =====        ==========        =====


         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, in the event that the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of June 30, 2000, the one Local Partnership with an associated purchase money note which has matured and which remains unpaid or unextended as of August 9, 2000, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                            Percentage of Total         Partnership's Share of
                                           Distributions Received            Income from
             For the Year Ending           from Local Partnerships        Local Partnerships
             -------------------           -----------------------      ----------------------
             December 31, 1999                       0%                        $0
             December 31, 1998                       0%                        $0



         The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

         Interest expense on the Partnership's purchase money notes was $231,649 and $506,715 for the three and six month periods ended June 30, 2000, respectively, and $422,357 and $852,660 for the three and six month periods ended June 30, 1999, respectively. The accrued interest payable on the purchase money notes of $9,008,708 and $22,374,877 as of June 30, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

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

         Under the extension agreement, documents transferring the Partnership's interests in Beech Hill I and Beech Hill II to the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

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

         On February 10, 1998, the Partnership was served with a complaint by the two holders of the second purchase money note (Second Chase Note) filing suit against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holders of the Second Chase Note a discounted amount in full settlement of the Second Chase Note and the lawsuit. In connection with this settlement, the local general partners withdrew from the Local Partnership, assigning their combined one percent interests (which were converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partners, was terminated effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partners, the holders of the Second Chase Note, and their respective affiliates in the First Chase Note, which interest total is approximately 10.808%. On May 28, 1999, the Partnership filed suit against the holder of the First Chase Note, seeking payment of the Partnership's 10.808% share of payments made on the First Chase Note since October 1, 1997. On September 30, 1999, as part of the settlement of the litigation, the Partnership paid off, at a discount, the First Chase Note. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $2.4 million for federal tax purposes in 1999.

         On December 30, 1999, the Partnership was served with a complaint by certain alleged beneficiaries of the First Chase Note for, among other relief, their portion of payments made to First March Realty Corporation on the First Chase Note. The Managing General Partner is vigorously defending its position that all such payments were made to the proper parties, and that it has no further responsibility or liability for payments made on the First Chase Note. As of August 9, 2000, all parties are pursuing settlement. However, there can be no assurance that any agreement will be reached.

                                 Four Winds West
                                 ---------------

         The Partnership defaulted on its purchase money note related to Four Winds West Company Limited (Four Winds West) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $462,178 and $532,673, respectively. On February 5, 1999, the
Partnership paid off, at a discount, the purchase money note related to Four Winds West. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $305,000 in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $305,000 for federal tax purposes in 1999.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)



2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

         The Partnership defaulted on its purchase money notes related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. As of August 9, 2000, principal and accrued interest totaling $3,150,000 and $5,830,606, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership had requested another extension of the maturity date of the purchase money notes until May 2000, to be coterminous with the expiration of the Local Partnership's provisional workout agreement (PWA) with HUD related to its mortgage loan. In 1996, HUD sold the mortgage loan to a third party lender. The local managing general partner has obtained a forbearance of the PWA from the lender until January 31, 2001, with two 30-day extension periods available. The forbearance agreement allows for the discounted payoff of the mortgage loan. The purchase money noteholders initiated two separate foreclosure proceedings. One group of plaintiffs has indicated it would be willing to stay its action until the end of the forbearance period with the Local Partnership's lender, so long as the plaintiff in the other lawsuit does the same, but to date there has been no agreement with that noteholder. The Partnership intends to defend vigorously against the foreclosure proceedings. However, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf II. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf II does not adversely impact the Partnership's financial condition, as discussed above.

                                    Princeton
                                    ---------

         The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership has forfeited its interest in Princeton to the noteholders. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partnership interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro-rata portions of the then outstanding balance of the purchase money notes. As part of the agreement, the noteholder extended the maturity date of the purchase money

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note.

         On May 31, 2000, pursuant to the option agreement, the noteholder purchased a 26% interest in Princeton from the Partnership, the consideration for which was a like percentage of the outstanding purchase money note principal and accrued interest of $130,000 and $363,072, respectively, resulting in net extraordinary gain from extinguishment of debt of $484,862 for financial statement purposes in 2000 and in cancellation of indebtedness income of $1,960,030 for federal tax purposes in 2000.

         Due to the impending and likely transfer of the remaining 74% of the Partnership's investment in Princeton over the next three years, the investment in and advances to partnerships plus net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $23,362, have been reclassified to investment in partnerships held for sale in the accompanying balance sheet at June 30, 2000.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

         The Partnership defaulted on its purchase money notes related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) on August 31, 1998 when the notes matured and were not paid. The default amounts included principal and accrued interest of $4,600,000 and $8,750,764, respectively, for Rolling Green at Fall River and $1,927,500 and $3,661,147, respectively, for Rolling Green at Amherst. The Managing General Partner and the trustees representing the noteholders agreed to extend the maturity dates of the purchase money notes to February 28, 2001, subject to a further extension to August 31, 2003 if the Local Partnerships complete a refinancing of their mortgage loans, which refinancings have occurred. However, the noteholders had the right to accelerate the maturity of the notes upon not less than one year's prior notice. As part of the agreement, the Partnership agreed that all refinancing mortgage loan proceeds payable to the Partnership by the respective Local Partnerships, as well as all net cash flow payable to the Partnership from the respective Local Partnerships in excess of $10,000 per year, shall be applied to the balance of the respective purchase money notes, and further agreed to waive certain rights granted in the respective Local Partnerships' limited partnership agreements. The mortgage loan on Rolling Green at Fall River was refinanced in March 1999; refinancing proceeds of $2,725,257 were used to pay down purchase money note principal and capitalized interest in March 1999. The mortgage loan on Rolling Green at Amherst was refinanced in August 1998; refinancing proceeds of $1,503,496 were used to pay down purchase money note principal and capitalized interest in 1998.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         On May 31, 2000, Rolling Green at Fall River sold its property. The entire sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to its investment in this local partnership. The sale resulted in gain on disposition of investment in partnership of $3,542,933, and in extraordinary gain from extinguishment of debt of $7,746,946, for financial statement purposes. The total federal tax gain for the year 2000 related to Rolling Green at Fall River is estimated to be approximately $16.8 million. The Managing General Partner of the Partnership and/or its affiliates will not receive any fees relating to the sale.

         On May 31, 2000, Rolling Green at Amherst sold its property. The entire sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to its investment in this local partnership. The sale resulted in gain on disposition of investment in partnership of $2,336,845, and in extraordinary gain from extinguishment of debt of $1,842,951, for financial statement purposes. The total federal tax gain for the year 2000 related to Rolling Green at Amherst is estimated to be approximately $6.3 million. The Managing General Partner of the Partnership and/or its affiliate will not receive any fees relating to the sale.

                                   Troy Manor
                                   ----------

         The Partnership defaulted on its purchase money note related to Troy Apartments Limited (Troy Manor) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $378,000 and $227,420, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Troy Manor. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $220,000 in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $220,000 for federal tax purposes in 1999.

                                    Westgate
                                    --------

         In June, 1998, the holder of the purchase money note related to Westgate Tower Limited Dividend Housing Associates (Westgate) accepted the Managing General Partner's offer to extend the maturity date of the purchase money note for five years from its scheduled maturity date of September 1, 1998. In May 2000, the Partnership and the noteholder signed documents extending the maturity date of the purchase money note to September 1, 2003, in exchange for a payment applied against the outstanding principal balance of the purchase money note.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  Wexford Ridge
                                  -------------

         The Partnership defaulted on its three purchase money notes relating to Wexford Ridge Associates (Wexford Ridge) on December 31, 1997 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $1,900,000 and $3,478,549, respectively. The Managing General Partner successfully negotiated an extension on one of the purchase money notes (First Wexford Note) in the principal amount of $950,000 effective April 9, 1998; the First Wexford Note was paid off, at a discount, on September 30, 1999. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million for financial statement purposes in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $2.4 million for federal tax purposes in 1999.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.       Advances to Local Partnerships
         ------------------------------

         As of both June 30, 2000 and December 31, 1999, the Partnership had advanced funds to Local Partnerships totaling $474,410. Interest accrued on these advances was $187,372 as of both June 30, 2000 and December 31, 1999. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

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

                              Frenchman's Wharf II
                              --------------------

         To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both June 30, 2000 and December 31, 1999. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both June 30, 2000 and December 31, 1999, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. The forbearance agreement entered into with the Local Partnership's lender after expiration of the workout of its mortgage loan prohibits any distributions to partners until the mortgage is repaid. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                           Posada Vallarta Apartments
                           --------------------------

         The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of both June 30, 2000 and

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

December 31, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

c.       Property matters
         ----------------

                                   Chevy Chase
                                   -----------

         The Managing General Partner and the local managing general partner (CRHC, an affiliate of the Managing General Partner, see Note 2.b., above) are both exploring various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase, or to enter the Mark-up-to-Market program. The local managing general partner agreed to HUD's analysis of the property and proposal for Mark-up-to-Market, and is awaiting signature documents which will formalize the property's entry into the Mark-up-to-Market program. If signed, and upon the property's entry into the Mark-up-to-Market program, HUD's analysis indicates that gross rents should increase by $475,000 per year. The Mark-up- to-Market proposal is for a five year term.

                              Frenchman's Wharf II
                              --------------------

         The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1999 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its Section 8 Rental Housing Assistance Payments (HAP) contract with HUD. The HAP contract subsequently was extended for another year. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

                                Orangewood Plaza
                                ----------------

         The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment building in Orange Cove, California, was never formally converted to a permanent loan. It is anticipated that this loan will be restructured, and that the restructuring may result in cancellation of indebtedness income to the Partnership in the amount of approximately $163,000 during 2000. Additionally, the Partnership had pledged its interest in the Local Partnership as security on a promissory note, in the amount of $170,000, made by the Local Partnership. The note, which matured on August 5, 1998, is currently in default. The parties are currently negotiating a restructuring of this loan, which is anticipated to be formalized concurrent with the restructuring of the construction loan. There is no assurance that either restructuring will be

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

consummated. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.

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

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

         On May 31, 2000, Rolling Green at Fall River and Rolling Green at Amherst were sold. See Note 2.a. of the notes to financial statements for further information concerning these sales.

d.       Summarized financial information
         --------------------------------

         Combined statements of operations for the 15 and 20 Local Partnerships in which the Partnership was invested as of June 30, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 2000 include information for Rolling Green at Fall River and Rolling Green at Amherst through the date of sale.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              For the three months ended           For the six months ended
                                                                        June 30           June 30,
                                                             -----------------------------       -----------------------------
                                                                 2000              1999              2000              1999
                                                             ------------      ------------      ------------      ------------
Revenue:
  Rental                                                     $  5,343,986      $  6,751,778      $ 11,275,440      $ 13,302,612
  Other                                                           208,332           330,397           421,842           667,924
                                                             ------------      ------------      ------------      ------------
     Total revenue                                              5,552,318         7,082,175        11,697,282        13,970,536
                                                             ------------      ------------      ------------      ------------
Expenses:
  Operating                                                     2,944,474         4,189,631         6,653,546         8,533,596
  Interest                                                      1,680,011         1,624,341         3,360,022         3,248,677
  Depreciation and amortization                                 1,112,015         1,213,660         2,224,031         2,427,326
                                                             ------------      ------------      ------------      ------------
     Total expenses                                             5,736,500         7,027,632        12,237,599        14,209,599
                                                             ------------      ------------      ------------      ------------
Net (loss) income                                            $   (184,182)     $     54,543      $   (540,317)     $   (239,063)
                                                             ============      ============      ============      ============


         As of June 30, 2000 and 1999, the Partnership's share of cumulative losses to date for 9 and 12, respectively, of the 15 and 20 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $25,127,919 and $24,289,656, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


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

         Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

3.       AFFORDABLE HOUSING LEGISLATION - Continued

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

         With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in the Local Partnerships at this time. As of June 30, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 was $137,177.

         There is a new HUD-sponsored program generally referred to as "Mark-up-to- Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

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


4.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $44,016 and $93,873 for the three and six month periods ended June 30, 2000, respectively, and $38,761 and $83,117 for the three and six month periods ended June 30, 1999, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 and $124,998 for each of the three and six month periods ended June 30, 2000 and 1999, respectively.

         The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three and six month periods ended June 30, 2000 or 1999.

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

                                     General
                                     -------

         Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

         Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

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

         There is a new HUD-sponsored program generally referred to as "Mark-up-to- Market". Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

                          Financial Condition/Liquidity
                          -----------------------------

         The Partnership's liquidity, with unrestricted cash resources of $7,775,980 as of June 30, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 9, 2000, there were no material commitments for capital expenditures.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

balance of $4,920,000 plus aggregate accrued interest of $9,008,708 as of June 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999. Purchase money notes in the aggregate principal amount of $2,380,000 matured on January 1, 1998, and were written off on October 5, 1999 when the related local partnership interests, held by the Partnership, were transferred to the noteholders in full satisfaction of the purchase money notes' principal and accrued interest. A purchase money note in the principal amount of $3,150,000 matured on June 1, 1998, and has not been paid or extended. Purchase money notes in the original principal amounts of $4,600,000 and $1,927,500, with maturities extended to August 31, 2003 were paid off, at a discount, on May 31, 2000. A purchase money note in the original principal amount of $1,450,000 matured on September 1, 1998, was partially paid and has been extended to September 1, 2003. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. A purchase money note in the original principal amount of $500,000 matured on January 1, 1999, and was partially transferred to the noteholder, with the balance extended to January 1, 2004. See the notes to the financial statements for additional information concerning these purchase money notes.

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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

         The following chart presents information related to a purchase money note which has matured and which remains unpaid or unextended as of August 9, 2000. Excluded from the following chart are purchase money notes which matured through June 30, 2000, and which have been paid off, cancelled, or extended on or before August 9, 2000.



                                                                                                 Carrying Amount
                                                                        Aggregate                of Partnership's
                                             Aggregate                  Accrued                   Investments in
                   Number of                 Principal                  Interest                 and Advances to
    Purchase       Underlying                 Balance                   Balance                  Underlying Local
   Money Note        Local       Percentage  as of June   Percentage   as of June    Percentage  Partnerships as    Percentage
 (PMN) Maturity   Partnerships    of Total    30, 2000     of Total     30, 2000      of Total   of June 30, 2000    of Total
----------------  ------------   ----------  ----------   ----------   -----------   ----------  ----------------   ----------
2nd Quarter 1998       1               7%    $3,150,000         64%     $5,792,737        64%       $       --           --%
                     ----          -----     ----------      -----      ----------     -----        ----------        -----
                       1               7%    $3,150,000         64%     $5,792,737        64%       $       --           --%
                     ====          =====     ==========      =====      ==========     =====        ==========        =====

Total, Local
  Partnerships         15            100%    $4,920,000        100%     $9,008,708       100%       $  838,211          100%
                     ====          =====     ==========      =====      ==========     =====        ==========        =====


         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, in the event that the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of June 30, 2000, the one Local Partnership with an associated purchase money note which has matured and which remains unpaid or unextended as of August 9, 2000,

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                                            Percentage of Total         Partnership's Share of
                                           Distributions Received            Income from
             For the Year Ending           from Local Partnerships        Local Partnerships
             -------------------           -----------------------      ----------------------
             December 31, 1999                       0%                        $0
             December 31, 1998                       0%                        $0



         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2000 and 1999, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended June 30, 2000, as the distribution to Additional Limited Partners, made in January 2000 out of the proceeds of the 1999 sale of Wexford Ridge, exceeded cash flow distributions received from partnerships during the period.

                              Results of Operations
                              ---------------------

         The Partnership's net income for the three month period ended June 30, 2000 increased as compared to the corresponding period in 1999 primarily due to gain on disposition of investments in partnerships and extraordinary gain from extinguishment of debt related to the sales of Roberts Fall River Associates (Rolling Green at Fall River), Roberts Amherst Associates (Rolling Green at Amherst) and the partial transfer of the Partnership's interest in Princeton Community Village Associates (Princeton), as discussed in the notes to the financial statements. Contributing to the increase in net income were a decrease in interest expense due to lower purchase money note balances as a result of payments and the extinguishment of debt and a decrease in amortization of deferred costs associated with the sales of properties. Partially offsetting the increase in the Partnership's net income were a decrease in share of income from partnerships as a result of the sales of properties and higher professional fees related to the Princeton litigation.

         The Partnership's net income for the six month period ended June 30, 2000 increased as compared to the corresponding period in 1999 primarily due to gain on disposition of investments in partnerships, extraordinary gain from extinguishment of debt, a decrease in interest expense on purchase money notes and a decrease in amortization of deferred costs, all as discussed above and in the notes to the financial statements. Contributing to the increase in net income were an increase in interest income due to higher cash and cash equivalents balances and higher interest rates during 2000 and a decrease in general and administrative expenses primarily due to lower reimbursed payroll

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

costs. Offsetting the increase in net income were decreases in share of income from partnerships and higher professional fees, both as discussed above.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2000 did not include losses of $272,321 and $743,301, respectively, compared to excluded losses of $337,089 and $760,311 for the three and six month periods ended June 30, 1999, respectively.

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


ITEM 5.           OTHER INFORMATION
                  -----------------

         On April 2, 2000, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase approximately 2,450 of the outstanding units of additional limited partnership interest (Units) in the Partnership at a price of $50 per Unit; the offer expired May 19, 2000. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. There is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.

PART II.          OTHER INFORMATION
                  -----------------
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         a.       None

         b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2000.

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



August 9, 2000                by: /s/ Michael J. Tuszka
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