Form 10QSB
period 2000-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2000-11-07
CIK 713571

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ------------------



                         Commission file number 0-11973

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
             Organized pursuant to the Laws of the State of Maryland

                               ------------------



        Internal Revenue Service - Employer Identification No. 52-1321492

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                               ------------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|          No  |_|

The total number of shares of the registrant's Common Stock, outstanding on September 30, 2000, is not applicable.



--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                                                           PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
               - September 30, 2000 and December 31, 1999 ..................  1

           Statements of Operations and Accumulated Losses
               - for the three and nine months ended
                 September 30, 2000 and 1999................................. 2

           Statements of Cash Flows
               - for the nine months ended September 30, 2000
                 and 1999.................................................... 3

           Notes to Financial Statements
               - September 30, 2000 and 1999................................  4

Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations............  18


PART II.   OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.................................  22

Item 5.    Other Information...............................................  22

Item 6.    Exhibits and Reports on Form 8-K................................  22

Signature         .........................................................  23

Exhibit Index     .........................................................  24

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS


                                                            September 30,    December 31,
                                                                2000            1999
                                                            ------------    ------------
                                                             (Unaudited)
Investments in and advances to partnerships .............   $    897,877    $    966,378
Investment in partnership held for sale .................         23,362            --
Cash and cash equivalents ...............................      7,781,601       8,936,520
Acquisition fees, principally paid to related
  parties, net of accumulated amortization of
  $299,436 and $408,934, respectively ...................        230,302         348,795
Property purchase costs, net of accumulated
  amortization of $244,343 and $280,099,
  respectively ..........................................        198,909         252,283
Other assets ............................................          2,547            --
                                                            ------------    ------------

     Total assets .......................................   $  9,134,598    $ 10,503,976
                                                            ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT



Due on investments in partnerships ......................   $  4,920,000    $  7,348,747
Accrued interest payable ................................      9,142,874      22,374,877
Distribution payable ....................................      1,497,450       1,622,237
Accounts payable and accrued expenses ...................         99,822         127,692
                                                            ------------    ------------

     Total liabilities ..................................     15,660,146      31,473,553
                                                            ------------    ------------


Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ....................................          2,000           2,000
    Limited Partners ....................................     50,015,000      50,015,000
                                                            ------------    ------------

                                                              50,017,000      50,017,000

  Less:
    Accumulated distributions to partners ...............     (7,569,859)     (6,072,409)
    Offering costs ......................................     (5,278,980)     (5,278,980)
    Accumulated losses ..................................    (43,693,709)    (59,635,188)
                                                            ------------    ------------

      Total partners' deficit ...........................     (6,525,548)    (20,969,577)
                                                            ------------    ------------

      Total liabilities and partners' deficit ...........   $  9,134,598    $ 10,503,976
                                                            ============    ============



                          The accompanying notes are an
                             integral part of these
                              financial statements.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                      For the three months ended      For the nine months ended
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                     -----------------------------   -----------------------------
                                                         2000              1999          2000            1999
                                                     ------------    ------------    ------------    ------------

Share of income (loss) from partnerships .........   $    125,867    $   (309,832)   $    795,528    $  1,860,598
                                                     ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ....................        119,598          83,842         343,444         273,079
                                                     ------------    ------------    ------------    ------------

  Expenses:
    Interest .....................................        134,166         398,694         640,881       1,251,354
    Management fee ...............................         62,499          62,499         187,497         187,497
    General and administrative ...................         53,617          46,746         165,193         163,601
    Professional fees ............................         22,381          29,249          75,844          60,474
    Amortization of deferred costs ...............          7,832          10,751          26,414          33,639
                                                     ------------    ------------    ------------    ------------

                                                          280,495         547,939       1,095,829       1,696,565
                                                     ------------    ------------    ------------    ------------

      Total other revenue and expenses ...........       (160,897)       (464,097)       (752,385)     (1,423,486)
                                                     ------------    ------------    ------------    ------------

(Loss) income before gain on disposition
  of investments in partnerships .................        (35,030)       (773,929)         43,143         437,112

Gain on disposition of investments in partnerships           --              --         5,879,778            --
                                                     ------------    ------------    ------------    ------------

(Loss) income before extraordinary gain
  from extinguishment of debt ....................        (35,030)       (773,929)      5,922,921         437,112

Extraordinary (loss) gain
  from extinguishment of debt ....................        (56,201)      4,771,567      10,018,558       5,296,561
                                                     ------------    ------------    ------------    ------------

Net (loss) income ................................        (91,231)      3,997,638      15,941,479       5,733,673

Accumulated losses, beginning of period ..........    (43,602,478)    (70,977,652)    (59,635,188)    (72,713,687)
                                                     ------------    ------------    ------------    ------------

Accumulated losses, end of period ................   $(43,693,709)   $(66,980,014)   $(43,693,709)   $(66,980,014)
                                                     ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) ....................   $     (1,378)   $     60,364    $    240,716    $     86,578
                                                     ============    ============    ============    ============


Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)    $     (1,359)   $     59,565    $    237,528    $     85,432
                                                     ============    ============    ============    ============


Net (loss) income allocated
  to Additional Limited Partners (97%) ...........   $    (88,494)   $  3,877,709    $ 15,463,235    $  5,561,663
                                                     ============    ============    ============    ============


Net (loss) income per unit of Additional Limited
  Partner Interest based on 50,000 units
  outstanding ....................................   $      (1.77)   $      77.55    $     309.26    $     111.23
                                                     ============    ============    ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                                    For the nine months ended
                                                                                           SEPTEMBER 30,
                                                                                  ----------------------------
                                                                                      2000            1999
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 15,941,479    $  5,733,673

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (795,528)     (1,860,598)
    Amortization of deferred costs ............................................         26,413          33,639
    Gain on disposition of investments in partnerships ........................     (5,879,778)           --
    Extraordinary gain from extinguishment of debt ............................    (10,018,558)     (5,296,561)

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................         (2,547)          3,781
      Increase in accrued interest payable ....................................        640,880       1,251,354
      Payment of purchase money note interest .................................       (231,201)        (25,322)
      (Decrease) increase in accounts payable and accrued expenses ............        (27,870)          5,305
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (346,710)       (154,729)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        864,028       4,224,591
  Proceeds from disposition of investments in partnerships ....................      5,993,661            --
  Advances made to local partnerships .........................................           --          (120,642)
  Collection of advances made to local partnerships ...........................           --           120,642
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      6,857,689       4,224,591
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................     (5,993,661)     (1,410,000)
  Payment of purchase money note principal and related interest ...............        (50,000)     (2,843,061)
  Distribution to Additional Limited Partners .................................     (1,622,237)           --
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (7,665,898)     (4,253,061)
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................     (1,154,919)       (183,199)

Cash and cash equivalents, beginning of period ................................      8,936,520       7,596,031
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  7,781,601    $  7,412,832
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $  3,976,115    $  4,096,626
                                                                                  ============    ============




                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the interim periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
         ---------------------------------------------------------------

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $4,920,000 plus aggregate accrued interest of $9,142,874 as of September 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999. Purchase money notes in the aggregate principal amount of $2,380,000 matured on January 1, 1998, and were written off on October 5, 1999 when the related local partnership interests, held by the Partnership, were transferred to the noteholders in full satisfaction of the purchase money notes' principal and accrued interest. A purchase money note in the principal amount of $3,150,000 matured on June 1, 1998, and has not been paid or extended. Purchase money notes in the original principal amounts of $4,600,000 and $1,927,500, with maturities extended to August 31, 2003, were paid off, at a discount, on May 31, 2000. A purchase money note in the original principal amount of $1,450,000 matured on September 1, 1998, was partially paid, and has been extended to September 1, 2003. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. A purchase money note in the original principal amount of $500,000 matured on January 1, 1999, and was partially transferred to the noteholder, with the balance extended to January 1, 2004, as discussed below.

         The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

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

         The following chart presents information related to a purchase money note which has matured and which remains unpaid or unextended as of November 7, 2000. Excluded from the following chart are purchase money notes which matured through September 30, 2000, and which have been paid off, cancelled, or extended on or before November 7, 2000.

                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage    September    Percentage   September    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      30, 2000     OF TOTAL     30, 2000     OF TOTAL    SEPTEMBER 30, 2000     OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
2nd Quarter 1998      1                7%      $3,150,000         64%    $5,880,309        64%        $     --                --%
                   ====            =====       ==========      =====     ==========     =====         ========             =====

Total, Local
  Partnerships        15             100%      $4,920,000        100%    $9,142,874       100%        $897,877               100%
                    ====           =====       ==========      =====     ==========     =====         ========             =====


         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of September 30, 2000, the one Local Partnership with an associated purchase money note which has matured and which remains unpaid or unextended as of November 7, 2000, represented none of the Partnership's total distributions received from Local Partnerships and none of the share of income from Local Partnerships for the immediately preceding two calendar years.

         The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

         Interest expense on the Partnership's purchase money notes was $134,166 and $640,881 for the three and nine month periods ended September 30, 2000, respectively, and $398,694 and $1,251,354 for the three and nine month periods ended September 30, 1999, respectively. The accrued interest payable on the purchase money notes of $9,142,874 and $22,374,877 as of September 30, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                               BEECH HILL I AND II

         The Partnership defaulted on its purchase money notes aggregating $2,380,000 related to Beech Hill Development Co. (Beech Hill I) and Beech Hill Development Co. II (Beech Hill II) on August 1, 1995 when the notes matured and were not paid. On March 29, 1996, the noteholders agreed to extend the purchase money notes' due dates to January 1, 1998. Under the agreement, the Partnership paid the noteholders of Beech Hill I and Beech Hill II all annual cash flow distributions received from the related Local Partnerships in excess of $5,000
and  $2,500,   respectively,   to  be  applied  against  the  notes.  Cash  flow
distributions of $0 and $30,694 were paid directly by Beech Hill I to the purchase money noteholders during the years ended December 31, 1999 and 1998, respectively. Cash flow distributions of $0 and $29,687 were paid directly by Beech Hill II to the purchase money noteholders during the years ended December 31, 1999 and 1998, respectively. Annual cash flow distributions of $0 and $5,000 from Beech Hill I, and $0 and $2,500 from Beech Hill II, were received during the years ended December 31, 1999 and 1998, respectively.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

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

         The purchase money notes related to Beech Hill I and Beech Hill II were nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. The release of the Partnership's purchase money note obligations as a result of the loss of ownership interest in the Local Partnerships resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million and $1.5 million for Beech Hill I and Beech Hill II, respectively, for financial statement purposes in 1999. The release of the Partnership's purchase money note obligations resulted in cancellation of indebtedness income of approximately $3.4 million and $2.1 million for Beech Hill I and Beech Hill II, respectively, for federal tax purposes in 1999.

                                   CHEVY CHASE

         The Partnership defaulted on its two purchase money notes related to Chevy Chase Park, Limited (Chevy Chase) on December 31, 1996 when the notes matured and were not paid. The aggregate default amount included principal and accrued interest of $2,100,000 and $3,553,912, respectively. The Managing General Partner successfully negotiated an extension of one of the purchase money notes (First Chase Note) in the principal amount of $1,050,000 effective December 1, 1997. In connection with the extension agreement, the Partnership made an interest payment to the noteholder. The agreement extended the maturity date to January 2, 2000. On December 17, 1998, the Partnership exercised its right, pursuant to the extension agreement, to further extend the maturity date to January 5, 2001 by making an additional payment, applied to accrued interest, to the noteholder.

         On February 10, 1998, the Partnership was served with a complaint by the two holders of the second purchase money note (Second Chase Note) against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holders of the Second Chase Note a discounted amount in full settlement of the Second Chase Note and the lawsuit. In connection with this settlement, the local general partners withdrew from the Local Partnership, assigning their combined one percent interests (which were converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partners, was terminated effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partners, the holders of the Second Chase Note, and their respective affiliates in the First Chase Note, which interest total is approximately 10.808%. On May 28, 1999, the Partnership filed suit against the holder of the First Chase Note, seeking payment of the Partnership's 10.808% share of payments made on the First Chase Note since October 1, 1997. On September 30, 1999, as part of the

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

settlement of the litigation, the Partnership paid off, at a discount, the First Chase Note. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million for financial statement purposes in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $2.4 million for federal tax purposes in 1999.

         On December 30, 1999, the Partnership was served with a complaint by certain alleged beneficiaries of the First Chase Note for, among other relief, their portion of payments made to First March Realty Corporation on the First Chase Note. The Managing General Partner cross- claimed against First March Realty Corporation. The litigation has been settled, with no liability to the Partnership.

                                 FOUR WINDS WEST

         The Partnership defaulted on its purchase money note related to Four Winds West Company Limited (Four Winds West) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $462,178 and $532,673, respectively. On February 5, 1999, the
Partnership paid off, at a discount, the purchase money note related to Four Winds West. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $305,000 for financial statement purposes in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $305,000 for federal tax purposes in 1999.

                              FRENCHMAN'S WHARF II

         The Partnership defaulted on its purchase money note related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the note matured and was not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. As of November 7, 2000, principal and accrued interest totaling $3,150,000 and $5,915,811, respectively, were due. The purchase money note was initially due to mature on June 1, 1988, but was extended to mature on June 1, 1998. The holders of the purchase money note initiated foreclosure proceedings this summer, but have indicated they will not pursue the lawsuit while efforts to sell the property are underway.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         In 1996, HUD sold the mortgage loan to a third party lender. The local managing general partner has obtained a forbearance agreement from the lender until January 31, 2001, with two 30-day extension periods available. The forbearance agreement allows for the discounted payoff of the mortgage loan. The Partnership recently received an offer to purchase the property, which is currently being analyzed. Unless the sale can be consummated within the forbearance period, it appears likely that the first mortgage lender will obtain the Frenchman's Wharf real estate through deed-in-lieu of foreclosure in early 2001.

          In the event of a foreclosure by the holders of the purchase money note, or by the first mortgage lender, the Partnership would lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Should the Partnership lose its ownership interest in Frenchman's Wharf II, there would be no adverse impact on the Partnership's financial condition, as discussed above. However, there will be an adverse tax impact on the partners in the Partnership. The total federal tax gain from cancellation of mortgage indebtedness and purchase money note indebtedness related to Frenchman's Wharf II is estimated to be approximately $16.3 million for the year 2001.

                                    PRINCETON

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

         On May 31, 2000, pursuant to the option agreement, the noteholder purchased a 26% interest in Princeton from the Partnership, the consideration for which was the cancellation of a like percentage of the outstanding purchase money note principal and accrued interest of $130,000 and $363,072, respectively, resulting in net extraordinary gain from extinguishment of debt of $484,862 for financial statement purposes in 2000 and in cancellation of indebtedness income of $1,960,030 for federal tax purposes in 2000.

         Due to the impending and likely transfer of the remaining 74% of the Partnership's investment in Princeton over the next three years, the investment in and advances to partnerships plus net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $23,362, have been reclassified to investment in partnerships held for sale in the accompanying balance sheet at September 30, 2000.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

            ROLLING GREEN AT FALL RIVER AND ROLLING GREEN AT AMHERST

         The Partnership defaulted on its purchase money notes related to Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) on August 31, 1998 when the notes matured and were not paid. The default amounts included principal and accrued interest of $4,600,000 and $8,750,764, respectively, for Rolling Green at Fall River, and $1,927,500 and $3,661,147, respectively, for Rolling Green at Amherst. The Managing General Partner and the trustees representing the noteholders agreed to extend the maturity dates of the purchase money notes to February 28, 2001, subject to a further extension to August 31, 2003 if the Local Partnerships refinance their mortgage loans, which refinancings had previously been completed. However, the noteholders had the right to accelerate the maturity of the notes upon not less than one year's prior notice. As part of the agreement, the Partnership agreed that all refinancing mortgage loan proceeds payable to the Partnership by the respective Local Partnerships, as well as all net cash flow payable to the Partnership from the respective Local Partnerships in excess of $10,000 per year, shall be applied to the balance of the respective purchase money notes, and further agreed to waive certain rights granted in the respective Local Partnerships' limited partnership agreements. The mortgage loan on Rolling Green at Fall River was refinanced in March 1999; refinancing proceeds of $2,725,257 were used to pay down purchase money note principal and capitalized interest in March 1999. The mortgage loan on Rolling Green at Amherst was refinanced in August 1998; refinancing proceeds of $1,503,496 were used to pay down purchase money note principal and capitalized interest in 1998.

         On May 31, 2000, Rolling Green at Fall River sold its property. The entire sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to its investment in this Local Partnership. The sale resulted in gain on disposition of investment in partnership of $3,542,933, and in extraordinary gain from extinguishment of debt of $7,746,946 for financial statement purposes in 2000. The total federal tax gain related to Rolling Green at Fall River is estimated to be approximately $16.8 million in 2000. The Managing General Partner of the Partnership and/or its affiliates will not receive any fees relating to the sale.

         On May 31, 2000, Rolling Green at Amherst sold its property. The entire sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to its investment in this local partnership. The sale resulted in gain on disposition of investment in partnership of $2,336,845, and in extraordinary gain from extinguishment of debt of $1,786,750 for financial statement purposes in 2000. (A distribution of surplus cash was made by the local managing general partner subsequent to the sale date, in September 2000. Substantially all of the distribution was applied to the purchase money note obligation with the effect of reducing the extraordinary gain from extinguishment of debt previously recognized.) The total federal tax gain related to Rolling Green at Amherst is estimated to be approximately $6.3 million in 2000. The Managing General Partner of the Partnership and/or its affiliates will not receive any fees relating to the sale.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   TROY MANOR

         The Partnership defaulted on its purchase money note related to Troy Apartments Limited (Troy Manor) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $378,000 and $227,420, respectively. On February 5, 1999, the Partnership paid off, at a discount, the purchase money note related to Troy Manor. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $220,000 for financial statement purposes in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $220,000 for federal tax purposes in 1999.

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

                                  WEXFORD RIDGE

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

         On April 7, 1998, the Partnership was served with a complaint by the holder of the second and third purchase money notes (collectively, Second and Third Wexford Notes) against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holder of the Second and Third Wexford Notes, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holder of the Second and Third Wexford Notes a discounted amount in full settlement of the Second and Third Wexford Notes and the lawsuit. In connection with this settlement, the local general partner withdrew from the Local Partnership, assigning his one percent interest (which was converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

affiliate of the local general partner, agreed to a termination of the property management agreement effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partner, the holder of the Second and Third Wexford Notes, and their respective affiliates in the First Wexford Note, which is approximately 4.85%. On May 28, 1999, the Partnership filed suit against the holder of the First Wexford Note, seeking payment of the Partnership's 4.85% share of payments made on the First Wexford Note since October 1, 1997. On September 30, 1999, as part of the settlement of the litigation, the Partnership paid off, at a discount, the First Wexford Note (see above).

         On December 15, 1999, the Local Partnership sold its property. See Note 2.c., below, for further information concerning the sale.

b.       ADVANCES TO LOCAL PARTNERSHIPS

         As of both September 30, 2000 and December 31, 1999, the Partnership had advanced funds to Local Partnerships totaling $474,410. Interest accrued on these advances was $187,372 as of both September 30, 2000 and December 31, 1999. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

                                   CHEVY CHASE

         On January 7, 1999, the Partnership advanced $120,642 to Chevy Chase to cover required repairs and maintenance expenses pending reimbursement from a capital improvement escrow. The advance was repaid to the Partnership on April 8, 1999.

                              FRENCHMAN'S WHARF II

         To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both September 30, 2000 and December 31, 1999. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both September 30, 2000 and December 31, 1999, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years. See Note 2.a., above, concerning the potential foreclosure on the real estate in early 2001.

                           POSADA VALLARTA APARTMENTS

         The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of both September 30, 2000 and December 31, 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

c.       PROPERTY MATTERS

                                   CHEVY CHASE

         The Managing General Partner and the local managing general partner (CRHC, an affiliate of the Managing General Partner, see Note 2.b., above) considered various options to refinance the U. S. Department of Housing and Urban Development (HUD) Section 236 interest rate subsidized mortgage loan related to Chevy Chase, or to enter the Mark-up-to-Market program. The local managing general partner agreed to HUD's analysis of the property and proposal for Mark-up-to-Market, and the property has entered into the Mark-up-to-Market program for a five year term, subject to the annual availability of funding by Congress. HUD's analysis indicated that gross rents should increase by approximately $475,000 per year.

                              FRENCHMAN'S WHARF II

         The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 1999 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its Section 8 Rental Housing Assistance Payments (HAP) contract with HUD. The HAP contract subsequently was extended for another year. See Note 2.a., above, concerning the potential foreclosure on the real estate in early 2001.

                                ORANGEWOOD PLAZA

         The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment building in Orange Cove, California, was never formally converted to a permanent loan. It is anticipated that this loan will be restructured, and that the restructuring may result in cancellation of indebtedness income to the Partnership of approximately $163,000 for federal tax purposes in 2000. Additionally, the Partnership had pledged its interest in the Local Partnership as security on a promissory note, in the amount of $170,000, made by the Local Partnership. The note, which matured on August 5, 1998, is currently in default. The parties are currently negotiating a restructuring of this loan, which is anticipated to be formalized concurrent with the restructuring of the construction loan. There is no assurance that either restructuring will be consummated. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    PRINCETON

         Princeton defaulted on its project subsidy loan. The maturity date was extended five years to January 1, 2004, as part of litigation settled effective January 1, 2000, when the Managing General Partner and the noteholder entered into an agreement extending the maturity date of the purchase money note, as discussed above.

            ROLLING GREEN AT FALL RIVER AND ROLLING GREEN AT AMHERST

     On May 31, 2000, Rolling Green at Fall River and Rolling Green at Amherst were sold. See Note 2.a., above, for further information concerning these sales.

                                  WEXFORD RIDGE

         On December 15, 1999, Wexford Ridge sold its property. The sale resulted in a financial statement gain of $3,070,636 and an estimated federal tax gain of approximately $6.3 million to the Partnership in 1999.

d.       SUMMARIZED FINANCIAL INFORMATION

         Combined statements of operations for the 15 and 20 Local Partnerships in which the Partnership was invested as of September 30, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the nine months ended September 30, 2000, include information for Rolling Green at Fall River and Rolling Green at Amherst through the dates of sale.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                       For the three months ended             For the nine months ended
                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                    --------------------------------       --------------------------------
                                       2000                 1999               2000                 1999
                                    -----------         ------------       ------------         ------------
Revenue:
  Rental                            $ 4,730,118         $  6,528,105       $ 16,005,558         $ 19,830,717
  Other                                 231,457              313,137            653,299              981,061
                                    -----------         ------------       ------------         ------------

    Total revenue                     4,961,575            6,841,242         16,658,857           20,811,778
                                    -----------         ------------       ------------         ------------

Expenses:
  Operating                           3,113,854            4,833,101          9,767,400           13,366,697
  Interest                            1,431,546            1,624,329          4,791,568            4,873,006
  Depreciation and amortization         925,287            1,213,663          3,149,318            3,640,989
                                    -----------         ------------       ------------         ------------

    Total expenses                    5,470,687            7,671,093         17,708,286           21,880,692
                                    -----------         ------------       ------------         ------------

Net loss                            $  (509,112)        $   (829,851)      $ (1,049,429)        $ (1,068,914)
                                    ===========         ============       ============         ============


         As of September 30, 2000 and 1999, the Partnership's share of cumulative losses to date for 10 and 9 of the 15 and 20 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $25,721,927 and $24,799,013, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


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

                           September 30, 2000 and 1999

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

         The Section 8 HAP contracts for the following properties initially expired during the government's fiscal year 1998 or 1999 or will expire during 2000, and have been renewed as indicated, with the renewal expiring in 2000 or 2001.


                                               Units Authorized        Original           Renewed
                                 Number           for Rental         Expiration of      Expiration of
                               of Rental       Assistance Under        Section 8          Section 8
PROPERTY                         UNITS             SECTION 8         HAP CONTRACT       HAP CONTRACT
--------                       ---------       ----------------      -------------      ------------
Country Place II                   120                24                08/29/00            (1)
Four Winds West                     62                62                04/14/98        10/14/00 (1)
Frenchman's Wharf II               324                31                11/30/98        11/30/00 (1)
Troy Manor                          50                50                10/29/99        10/29/00 (1)
                                 -----             -----

    Total                          556               167
                                 =====             =====

(1) The Managing General Partner expects that these Section 8 HAP Contracts will be renewed for one year upon expiration.

         With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in the Local Partnerships at this time. As of September 30, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 was $153,977.

         There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing. In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross revenues.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


4.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $35,040 and $128,913 for the three and nine month periods ended September 30, 2000, respectively, and $32,459 and $115,576 for the three and nine month periods ended September 30, 1999, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 and $187,497 for each of the three and nine month periods ended September 30, 2000 and 1999, respectively.

         The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three and nine month periods ended September 30, 2000 or 1999.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion Analysis of Financial Condition
                      and Results of Operations


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

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion Analysis of Financial Condition
                      and Results of Operations - Continued

         There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

         In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross revenues.

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

                          FINANCIAL CONDITION/LIQUIDITY

         The Partnership's liquidity, with unrestricted cash resources of $7,781,601 as of September 30, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 7, 2000, there were no material commitments for capital expenditures.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $4,920,000 plus aggregate accrued interest of $9,142,874 as of September 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the principal amounts of $1,050,000 and $950,000 matured on December 31, 1996 and 1997, respectively, and were extended to January 5, 2001, but were paid off, at a discount, on September 30, 1999. Purchase money notes in the aggregate principal amount of $2,380,000 matured on January 1, 1998, and were written off on October 5, 1999 when the related local partnership interests, held by the Partnership, were transferred to the noteholders in full satisfaction of the purchase money notes' principal and accrued interest. A purchase money note in the principal amount of $3,150,000 matured on June 1, 1998, and has not been paid or extended. Purchase money notes in the original principal amounts of $4,600,000 and $1,927,500, with maturities extended to August 31, 2003, were paid off, at a discount, on May 31, 2000. A purchase money note in the original principal amount of $1,450,000 matured on September 1, 1998, was partially paid and has been extended to September 1, 2003. Purchase money notes in the aggregate principal amount of $840,178 matured on January 1, 1999 and were paid off, at a discount, on February 5, 1999. A purchase money note in the original principal amount of $500,000 matured on January 1, 1999, and was partially transferred to the noteholder, with the balance extended to January 1, 2004. See the notes to the financial statements for additional information concerning these purchase money notes.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion Analysis of Financial Condition
                      and Results of Operations - Continued

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

         The following chart presents information related to a purchase money note which has matured and which remains unpaid or unextended as of November 7, 2000. Excluded from the following chart are purchase money notes which matured through September 30, 2000, and which have been paid off, cancelled, or extended on or before November 7, 2000.

                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage    September    Percentage   September    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      30, 2000     OF TOTAL     30, 2000     OF TOTAL    SEPTEMBER 30, 2000     OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
2nd Quarter 1998      1                7%      $3,150,000         64%    $5,880,309        64%        $      --               --%
                   ====            =====       ==========      =====     ==========     =====         =========            =====

Total, Local
  Partnerships        15             100%      $4,920,000        100%    $9,142,874       100%        $ 897,877              100%
                    ====           =====       ==========      =====     ==========     =====         =========            =====


         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of September 30, 2000, the one Local Partnership with an associated purchase money note which has matured and

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion Analysis of Financial Condition
                      and Results of Operations - Continued

which remains unpaid or unextended as of November 7, 2000, represented none of the Partnership's total distributions received from Local Partnerships and none of the share of income from Local Partnerships for the immediately preceding two calendar years.

         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2000 and 1999, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine month period ended September 30, 2000, as the distribution to Additional Limited Partners, made in January 2000 out of the proceeds of the 1999 sale of Wexford Ridge Associates (Wexford Ridge), plus cash used for other financing activities, exceeded cash flow distributions received from partnerships during the period.

                              RESULTS OF OPERATIONS

         The Partnership recognized a net loss for the three month period ended September 30, 2000, as compared to net income during the corresponding period in 1999 primarily due to the extraordinary gain from extinguishment of debt related to the discounted payoffs of the Chevy Chase Park Limited (Chevy Chase) and Wexford Ridge purchase money notes in September 1999. Contributing to the net loss were an additional extraordinary loss related to the sale of Roberts Amherst Associates (Rolling Green at Amherst) in May 2000, as discussed in the notes to financial statements, and an increase in general and administrative expenses related to higher reimbursed payroll costs. Offsetting the net loss were an increase in share of income from partnerships primarily due to the sale in May 2000 of Robert Fall River Associates (Rolling Green at Fall River), which had recorded a negative share of income during the 1999 period, a decrease in interest expense due to lower purchase money note balances and an increase in interest income due to higher cash and cash equivalent balances and higher interest rates during 2000.

         The Partnership's net income for the nine month period ended September 30, 2000 increased as compared to the corresponding period in 1999 primarily due to gain on disposition of investments in partnerships and extraordinary gain from extinguishment of debt related to the sales of Rolling Green at Fall River, Rolling Green at Amherst and the partial transfer of the Partnership's interest in Princeton Community Village Associates (Princeton), as discussed in the notes to the financial statements. Contributing to the increase in net income were a decrease in interest expense due to lower purchase money note balances as the result of payments, the extinguishment of debt and a decrease in amortization of deferred costs associated with the sales of properties, and an increase in interest income as discussed above. Offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships, primarily due to the receipt in the first quarter of 1999 of larger distributions from Arrowhead Apartments Associates Limited Partnership (Arrowhead) and Moorings Apartments Associates Limited Partnership (Moorings) (since the Partnership's investments in Arrowhead and Moorings had previously been reduced to zero); contributing to the decrease in share of income from partnerships was reduced income from Rolling Green at Amherst due to its sale in May 2000. Higher professional fees related to the Princeton litigation also offset the increase in the Partnership's net income.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion Analysis of Financial Condition
                      and Results of Operations - Continued

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2000 did not include losses of $411,392 and $1,154,693, respectively, compared to excluded losses of $509,357 and $1,269,668 for the three and nine month periods ended September 30, 1999, respectively.

         No other significant changes in the Partnership's operations have taken place during this period.


PART II.          OTHER INFORMATION
Item 3.           Defaults Upon Senior Securities

         See Note 2.a. of the notes to financial statements contained in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5.           Other Information

     a.   On  April  2,  2000,  Peachtree  Partners  (Peachtree)   initiated  an
          unregistered tender offer to purchase approximately 2,450 of the outstanding units of additional limited partnership interest (Units) in the Partnership at a price of $50 per Unit; the offer expired May 19, 2000. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. There is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.

     b. On October 30, 2000, the Partnership made a cash distribution of $1,497,450 ($30.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000. The distribution was a result of cash resources accumulated from operations and distributions from partnerships.


Item 6.           Exhibits and Reports on Form 8-K

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2000.

     All other items are not applicable.

                                                     SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., INC.
                                       -----------------------------------------
                                       Managing General Partner




NOVEMBER 7, 2000                       by:  /S/ MICHAEL J. TUSZKA
----------------                            ------------------------------------
DATE                                        Michael J. Tuszka
                                            Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT                                             METHOD OF FILING
-------                                       -------------------------------

27               Financial Data Schedule      Filed herewith electronically