Form 10KSB
period 2000-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2001-03-21
CIK 713571

--------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-KSB


                               ------------------



                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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

                                 (301) 468-9200


                               ------------------



               Securities registered pursuant to Section 12(g) of
                                    the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,092,716.

The units of limited partnership interest of the Registrant are not traded in any market. Therefore, the units of limited partnership interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                        2000 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                           PAGE

                                                      PART I


Item 1.    Business......................................................   I-1
Item 2.    Properties....................................................   I-5
Item 3.    Legal Proceedings.............................................   I-5
Item 4.    Submission of Matters to a Vote of Security Holders...........   I-5


                                                   PART II

Item 5.    Market for the Registrant's Partnership Interests
              and Related Partnership Matters ............................. II-1
Item 6.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... II-2
Item 7.    Financial Statements............................................ II-7
Item 8.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure....................... II-7


                                                  PART III

Item 9.    Directors and Executive Officers of the Registrant..............III-1
Item 10.   Executive Compensation..........................................III-2
Item 11.   Security Ownership of Certain Beneficial Owners and Management..III-2
Item 12.   Certain Relationships and Related Transactions..................III-3
Item 13.   Exhibits and Reports on Form 8-K................................III-3

Signatures    .............................................................III-5

Financial Statements.......................................................III-8

                                     PART I


ITEM 1.           BUSINESS

         Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 units of limited partnership interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983 when it became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

         The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 2000, the Partnership had investments in 15 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

          (i)     preserve and protect the Partnership's capital;
         (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
         (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
         (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

         The Local  Partnerships  in which the  Partnership  has  invested  were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and in general remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

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

ITEM 1.           BUSINESS - Continued

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

                                     PART I


ITEM 1.           BUSINESS - Continued

         A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2000, follows.


           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                              HAS AN INVESTMENT(1)


                                                                                                       Units        Expiration
                            Mortgage                                                               Authorized for       of
 Name and Location         Payable at           Financed and/or Insured           Number of         Rental Asst.     Section 8
OF APARTMENT COMPLEX      12/31/00 (2)          AND/OR SUBSIDIZED UNDER          RENTAL UNITS       UNDER SEC. 8    HAP CONTRACT
--------------------      ------------       -----------------------------       ------------      --------------   -------------
Arrowhead Apts.           $ 6,828,375        Conventional                             200               200          05/31/01
 Palatine, IL

Chevy Chase Park            3,292,147        Metropolitan Savings Bank                232               228          03/22/00 (6)
 Centerville, OH                              (MSB)/Federal Housing
                                              Administration (FHA)

Country Place I             7,157,318        Maryland Community Development           192                38          08/10/09
 Burtonsville, MD                             Administration (MCDA)

Country Place II            4,337,768        HUD                                      120                24          03/30/01 (4)
 Burtonsville, MD

Four Winds West               918,364        GMAC HUD Insured through Section          62                62          10/14/04 (4)
 Birmingham, AL                               221 (d)(4) of the National Housing
                                              Act (NHA)/Section 8

Frenchman's Wharf II        7,923,103        FHA                                      324                31          03/31/01 (4)
 New Orleans, LA

Golden Acres                1,199,220        California Housing Finance Agency         46                45          12/30/12
 Chowchilla, CA                               (CHFA)/Section 8

Mercy Terrace               8,445,340        Section 221(d)(4) of the NHA/            158               157          11/30/03
 San Francisco, CA                            Section 8

The Moorings                8,096,502        Conventional                             216               216          03/31/02
 Roselle, IL

Orangewood Plaza            1,826,500        CHFA                                      40                33          07/01/14 (5)
 Orange Cove, CA

Posada Vallarta            14,642,898        Conventional                             336                70          02/16/04
 Phoenix, AZ

Princeton Community         7,819,398        New Jersey Housing & Mortgage            239                26          10/01/24 (4)
 Village                                      Finance Agency
 Princeton, NJ

Rock Glen                   3,548,692        Section 221(d)(4) of the NHA             241                 0             --
 Baltimore, MD

Troy Manor Apts.              835,418        Rural Housing & Community                 50                50          10/28/04 (4)
 Troy, AL                                     Development Services (RHCD)/Section 8

Westgate Tower Apts.        1,858,922        Michigan Sate Housing Develop-           148                43          12/01/14
 Westland, MI                                 ment Authority/236
                          -----------                                            --------          --------

Totals(3) 15              $78,729,965                                               2,604             1,223
                          ===========                                            ========          ========

                                     PART I


ITEM 1.           BUSINESS - Continued

           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      AS OF DECEMBER 31,                                    DECEMBER 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
OF APARTMENT COMPLEX          2000   1999    1998    1997   1996        2000        1999        1998        1997       1996
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Arrowhead Apts.               100%    98%     97%     99%    91%      $ 10,205    $  9,852    $  9,755    $  9,044   $  9,205
 Palatine, IL

Chevy Chase Park               98%    96%     92%     97%    97%         4,141       4,077       4,291       4,360      4,232
 Centerville, OH

Country Place I                97%    98%     97%     96%    96%        10,194       9,819       9,557       9,330      8,922
 Burtonsville, MD

Country Place II               98%    97%     98%     97%    93%        10,312      10,002       9,821       9,484      9,192
 Burtonsville, MD

Four Winds West                99%    98%     99%     97%    99%         5,190       5,006       5,075       5,079      4,899
 Birmingham, AL

Frenchman's Wharf II           98%    95%     94%     92%    89%         5,029       4,965       4,753       4,681      4,295
 New Orleans, LA

Golden Acres                   98%    87%     98%    100%   100%         6,355       6,324       6,443       6,495      6,297
 Chowchilla, CA

Mercy Terrace                 100%   100%    100%     99%   100%        14,794      14,820      14,836      14,801     15,045
 San Francisco, CA

The Moorings                   99%    96%    100%     94%    97%        10,425       9,679       9,693       9,372      9,231
 Roselle, IL

Orangewood Plaza              100%   100%    100%    100%   100%         2,435       2,382       2,414       2,419      2,353
 Orange Cove, CA

Posada Vallarta                98%    87%     86%     96%    89%         6,841       6,868       7,193       6,623      6,808
 Phoenix, AZ

Princeton Community
 Village                       97%    97%     96%     93%    98%         8,016       7,126       7,036       7,132      6,785
 Princeton, NJ

Rock Glen                      97%    97%     99%     99%    97%         5,470       5,354       5,176       5,011      4,724
 Baltimore, MD

Troy Manor Apts.              100%   100%    100%    100%   100%         4,685       4,664       4,681       4,677      4,680
 Troy, AL

Westgate Tower Apts.           97%    95%     96%     98%   100%         3,739       3,618       3,633       3,702      3,551
 Westland, MI
                              ---    ---     ---     ---    ---       --------    --------    --------    --------   --------

Totals(3) 15                   98%    96%     97%     97%    96%      $  7,189    $  6,970    $  6,957    $  6,814   $  6,681
                              ===    ===     ===     ===    ===       ========    ========    ========    ========   ========

                                       I-4

                                     PART I

ITEM 1.           BUSINESS - Continued

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2000.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5)      Expiration of CHFA subsidy.

(6) Has entered into the Mark-up-to-Market program for a five year term, subject to the annual availability of funding by Congress.

         On October 5, 1999, the Partnership's interests in Beech Hill I and Beech Hill II were transferred to the purchase money noteholders due to non-payment on the related purchase money notes. See the notes to the financial statements for additional information concerning these interests.

         On December 15, 1999, Wexford Ridge was sold. See the notes to the financial statements for additional information concerning this sale.

         On May 31, 2000, Rolling Green at Fall River and Rolling Green at Amherst were sold. See the notes to the financial statements for additional information concerning these sales.

         On January 12, 2001, a contract for the sale of Frenchman's Wharf II was signed. See the notes to the financial statements for additional information concerning this contract for sale.

         In March 2001, the Partnership made an additional investment in Orangewood Plaza, which in turn, will pay off an acquisition note in full. See
Note 2.d. to the financial statements for further information concerning this payoff.


ITEM 2.           PROPERTIES

         Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-II Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information concerning these properties.


ITEM 3.           LEGAL PROCEEDINGS

         There  are  no  material   pending  legal   proceedings  to  which  the
Partnership is a party.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
                      RELATED PARTNERSHIP MATTERS

         (a) There is no established market for the purchase and sale of interests in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

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

                  The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of Units such as that described above.

         (b)      As  of  March  20,  2001  there  were  approximately   3,640
                  registered holders of Units in the Partnership.

          c) On October 29, 1999, the Partnership made a cash distribution of $1,697,110 ($34.00 per Unit) to Additional Limited Partners, to holders of record as of October 1, 1999. On January 28, 2000, the Partnership made a cash distribution of $1,622,237 ($32.50 per Unit) to Additional Limited Partners, to holders of record as of December 15, 1999; this distribution was a result of the sale of Wexford Ridge. On October 30, 2000, the Partnership made a cash distribution of $1,497,450 ($30.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000; this distribution was a result of cash resources accumulated from operations and distributions from partnerships.

                  The Partnership received distributions of $864,027 and $4,156,788 from Local Partnerships during 2000 and 1999, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent governmental agencies that limit the cash return available to the Partnership.

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

                                     GENERAL

         The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the properties) intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

         The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in local limited partnerships. Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

         The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

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

         C.R.I., Inc. (the Managing General Partner) has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to tax credit and not-for-profit purchasers. The Managing General Partner intends to use all or part of the Partnership's net proceeds (after a partial distribution to limited partners) from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

         Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing, or to refinance a property, or to

                                     PART II




ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS- Continued

obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

         Under HUD's more recent "Mark-up-to-Market" program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

                                     PART II


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS- Continued

         The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The Section 236 and
Section 221(d)(3) mortgage loans may be eligible for pre-payment in their 18th year or later. Properties with expiring Section 8 HAP contracts may become convertible to market rate apartment properties. Currently, few lenders will provide financing either to prepay existing mortgage loans of these types or provide additional funds to allow a property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          FINANCIAL CONDITION/LIQUIDITY

         As of December 31, 2000, the Partnership had approximately 3,640 investors who subscribed to a total of 50,000 units of limited partnership interest in the original amount of $50,000,000. The Partnership originally made investments in 22 Local Partnerships, of which 15 remain at December 31, 2000. The Partnership's liquidity, with unrestricted cash resources of $6,292,654 as of December 31, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 20, 2001, there were no material commitments for capital expenditures.

         During 2000 and 1999, the Partnership received cash distributions of $864,027 and $4,156,788, respectively, from the Local Partnerships.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $5,050,000 plus aggregate accrued interest of $9,156,205 as of December 31, 2000, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

         The maturity date of the purchase money notes related to the following properties were extended during 2000.

                                              Original         Extended
         PROPERTY       PRINCIPAL             MATURITY         MATURITY
         --------       ----------           ----------       ----------

         Princeton      $  500,000            01/01/99         01/01/04
         Westgate       $1,400,000 (1)        09/01/98         09/01/03

         (1)      Remaining principal after a partial payment.


         The purchase money notes related to the following properties were paid off at a discount during 2000.

         PROPERTY                             PRINCIPAL              DATE
         --------                            -----------           --------

         Rolling Green at Amherst            $1,927,500            May 2000
         Rolling Green at Fall River         $4,600,000            May 2000


         The purchase money note related to Frenchman's Wharf II in the principal amount of $3,150,000, matured on June 1, 1998, and has not been paid or extended.

         See the notes to the financial statements for additional information concerning purchase money notes.

                                     PART II


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS- Continued

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

         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of December 31, 2000, the one Local Partnership with an associated purchase money note which has matured and which remains unpaid or unextended as of March 20, 2001, represented none of the Partnership's total distributions received from Local Partnerships and none of the share of income from Local Partnerships for the immediately preceding two calendar years.

         The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

                                     PART II


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS- Continued

         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the years ended  December  31, 2000 and 1999,  the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during 2000 as the distribution to Additional Limited Partners, made in January 2000 out of the proceeds of the 1999 sale of Wexford Ridge Associates (Wexford Ridge), plus cash used for other financing activities, exceeded cash flow distributions received from Local Partnerships during the period.

         On October 29, 1999, the Partnership made a cash distribution of $1,697,110 ($34.00 per Unit) to Additional Limited Partners, to holders of record as of October 1, 1999. On January 28, 2000, the Partnership made a cash distribution of $1,622,237 ($32.50 per Unit) to Additional Limited Partners, to holders of record as of December 15, 1999; this distribution was a result of the sale of Wexford Ridge. On October 30, 2000, the Partnership made a cash distribution of $1,497,450 ($30.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000; this distribution was a result of cash resources accumulated from operations and distributions from partnerships. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              RESULTS OF OPERATIONS

2000 VERSUS 1999

         The Partnership's net income for the year ended December 31, 2000 increased from the year ended December 31, 1999, primarily due to gain on disposition of investments in partnerships and extraordinary gain from extinguishment of debt related to the sales of Roberts Fall River Associates (Rolling Green at Fall River), Roberts Amherst Associates (Rolling Green at Amherst) and the partial transfer of the Partnership's interest in Princeton Community Village Associates (Princeton), as discussed in the notes to the financial statements. Contributing to the increase in net income were a decrease in interest expense due to lower purchase money note balances as the result of payments and the extinguishment of debt, a decrease in amortization of deferred costs associated with the sales of properties, and an increase in interest income due to higher cash and cash equivalent balances and higher interest rates during 2000. Offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships due to the sale of properties, and higher professional fees related to the Chevy Chase Park Limited (Chevy Chase) and Princeton litigation.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2000 and 1999 did not include losses of $2,002,620 and $1,883,929, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $440,632 and $1,609,522, received from eight and seven Local Partnerships during 2000 and 1999, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

                                     PART II




ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS- Continued

                                    INFLATION

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

         The combined rental revenues of the Partnership's remaining 15 properties for the five years ended December 31, 2000, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2000 and prior years.


                                                      FOR THE YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------
                          2000                  1999                  1998                  1997                  1996
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $19,446,953           $18,795,210           $18,763,221           $18,259,244           $17,896,694

Annual Percentage
  Increase                            3.5%                   .2%                  2.8%                  2.0%


ITEM 7.           FINANCIAL STATEMENTS

         The information required by this item is contained in Part III.


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


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

William B. Dockser, 64, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 54, has been President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 42, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 45, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

                                      III-1

                                    PART III


ITEM 10.          EXECUTIVE COMPENSATION

         (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

                  The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to financial statements contained in Part III.

         (h)      Termination of employment and change in control arrangements.

                  None.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  ---------------------------------------------------
                      MANAGEMENT
                      ----------

         (a)      Security ownership of certain beneficial owners.

                  The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partnership interest (Units), at March 20, 2001.

                    Name and Address of       Amount and Nature      % of total
                     BENEFICIAL OWNER      OF BENEFICIAL OWNERSHIP  UNITS ISSUED
                  ----------------------   -----------------------  ------------

                  Equity Resources Group,        3,324 units            6.6%
                    Incorporated, et. al.
                    14 Story Street
                    Cambridge, MA 02138

         (b)      Security ownership of management.

                  The following table sets forth certain information concerning all Units beneficially owned, as of March 20, 2001, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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


                                      III-2

                                    PART III


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

         (a)      Transactions with management and others.

                  The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to financial statements contained in Part III, which contains disclosure of related party transactions, is also incorporated herein by reference.

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

                  Exhibit No. 3 - Articles of Incorporation and bylaws.

                  a. Certificate of Limited Partnership of Capital Realty Investors-II Limited Partnership. (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

                  Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

                  a. Limited Partnership Agreement of Capital Realty Investors-II Limited Partnership. (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)


                                      III-3

                                    PART III




ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K - Continued
                  --------------------------------

                  Exhibit No. 10 - Material Contracts.

                  a. Management Services Agreement between CRI and Capital Realty Investors-II Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

                  Exhibit No. 99 - Additional Exhibits.

                  a. Prospectus of the Partnership, dated May 6, 1983. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2000.


                                      III-4

                                   SIGNATURES


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



                                  CAPITAL REALTY INVESTORS-II
                                    LIMITED PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., INC.
                                       -----------------------------------------
                                       Managing General Partner



MARCH 20, 2001                         by:  /S/ WILLIAM B. DOCKSER
--------------                              ------------------------------------
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


MARCH 20, 2001                          by:  /S/ H. WILLIAM WILLOUGHBY
--------------                               -----------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary




MARCH 20, 2001                          by:  /S/ MICHAEL J. TUSZKA
--------------                               -----------------------------------
DATE                                         Michael J. Tuszka,
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)


                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-II Limited Partnership

         We have audited the balance sheets of Capital Realty Investors-II Limited Partnership (a Maryland limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $120,009 and $767,601 of income in 2000 and 1999, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

         In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2000 and 1999 and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                                           Grant Thornton LLP


Vienna, VA
March 13, 2001

                                      III-6

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested were filed in paper format under Form SE on March 20, 2001, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 5, 2001.

                                      III-7

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS



                                                                                               DECEMBER 31,
                                                                                      ----------------------------
                                                                                         2000              1999
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $    729,191    $    966,378
Investment in partnership held for sale ...........................................         79,579            --
Cash and cash equivalents .........................................................      6,292,654       8,936,520
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $245,626 and $408,934, respectively ..........        184,362         348,795
Property purchase costs,
  net of accumulated amortization of $229,486 and $280,099, respectively ..........        180,800         252,283
Other assets ......................................................................          2,538            --
                                                                                      ------------    ------------

   Total assets ...................................................................   $  7,469,124    $ 10,503,976
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT



Due on investments in partnerships ................................................   $  5,050,000    $  7,348,747
Accrued interest payable ..........................................................      9,156,205      22,374,877
Distribution payable ..............................................................           --         1,622,237
Accounts payable and accrued expenses .............................................        176,350         127,692
                                                                                      ------------    ------------

   Total liabilities ..............................................................     14,382,555      31,473,553
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................     (7,569,859)     (6,072,409)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (44,081,592)    (59,635,188)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (6,913,431)    (20,969,577)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  7,469,124    $ 10,503,976
                                                                                      ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS



                                                                              For the years ended
                                                                                   DECEMBER 31,
                                                                          -----------------------------
                                                                              2000           1999
                                                                          ------------    ------------
Share of income from partnerships .....................................   $    626,842    $  2,520,032
                                                                          ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income .........................................        465,874         359,744
                                                                          ------------    ------------

  Expenses:
    Interest ..........................................................        784,167       1,532,386
    Management fee ....................................................        249,996         249,996
    General and administrative ........................................        199,786         203,296
    Professional fees .................................................        169,217          73,466
    Amortization of deferred costs ....................................         34,245          44,390
                                                                          ------------    ------------

                                                                             1,437,411       2,103,534

      Total other revenue and expenses ................................       (971,537)     (1,743,790)
                                                                          ------------    ------------

(Loss) income before gain on disposition of investments in partnerships       (344,695)        776,242

Gain on disposition of investments in partnerships ....................      5,879,778       3,070,636
                                                                          ------------    ------------

Income before extraordinary gain from extinguishment of debt ..........      5,535,083       3,846,878

Extraordinary gain from extinguishment of debt ........................     10,018,513       9,231,621
                                                                          ------------    ------------

Net income ............................................................   $ 15,553,596    $ 13,078,499
                                                                          ============    ============



Net income allocated to General Partners (1.51%) ......................   $    234,859    $    197,485
                                                                          ============    ============


Net income allocated to Initial and Special Limited Partners (1.49%) ..   $    231,749    $    194,870
                                                                          ============    ============


Net income allocated to Additional Limited Partners (97%) .............   $ 15,086,988    $ 12,686,144
                                                                          ============    ============


Net income per unit of Additional Limited Partnership Interest
  based on 50,000 units outstanding ...................................   $     301.74    $     253.72
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

                                      III-9

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT





                                                                              Initial and
                                                                                Special         Additional
                                                            General             Limited          Limited
                                                            PARTNERS            PARTNERS         PARTNERS             TOTAL
                                                          -----------         -----------      ------------        ------------
Partners' deficit, January 1, 1999                        $(1,111,966)        $(1,083,690)     $(28,533,073)       $(30,728,729)

  Net income                                                  197,485             194,870        12,686,144          13,078,499

  Distributions of $34.00 and $32.50 per unit of
    Additional Limited Partnership Interest                                                      (3,319,347)         (3,319,347)
                                                          -----------         -----------      ------------        ------------

Partners' deficit, December 31, 1999                         (914,481)           (888,820)      (19,166,276)        (20,969,577)

  Net income                                                  234,859             231,749        15,086,988          15,553,596

  Distribution of $30.00 per unit of
    Additional Limited Partnership Interest                                                      (1,497,450)         (1,497,450)
                                                          -----------         -----------      ------------        ------------

Partners' deficit, December 31, 2000                      $  (679,622)        $  (657,071)     $ (5,576,738)       $ (6,913,431)
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

                                     III-10

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS




                                                                                      For the years ended
                                                                                           DECEMBER 31,
                                                                                  ----------------------------
                                                                                     2000              1999
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 15,553,596    $ 13,078,499

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (626,842)     (2,520,032)
    Amortization of deferred costs ............................................         34,245          44,390
    Gain on disposition of investments in partnerships ........................     (5,879,778)     (3,070,636)
    Extraordinary gain from extinguishment of debt ............................    (10,018,513)     (9,231,621)

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................         (2,538)          3,781
      Increase in accrued interest payable ....................................        784,167       1,532,386
      Payment of purchase money note interest .................................       (231,201)        (25,322)
      Increase in accounts payable and accrued expenses .......................         48,658           7,038
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (338,206)       (181,517)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        864,027       4,156,788
  Proceeds from disposition of investments in partnerships ....................      5,993,661       3,247,585
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      6,857,688       7,404,373
                                                                                  ------------    ------------


Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................     (5,993,661)     (1,410,000)
  Payment of purchase money note principal ....................................        (50,000)     (2,775,257)
  Distributions to Additional Limited Partners ................................     (3,119,687)     (1,697,110)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (9,163,348)     (5,882,367)
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................     (2,643,866)      1,340,489

Cash and cash equivalents, beginning of year ..................................      8,936,520       7,596,031
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  6,292,654    $  8,936,520
                                                                                  ============    ============




Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ......................................   $  3,976,115    $    595,144
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

         c.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
                  -------------------------------------------

                  The  investments  in and advances to Local  Partnerships  (see
         Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local
         Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of both December 31, 2000 and 1999, the Partnership's share of cumulative losses of 11 of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $25,853,163 and
         $24,972,119, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 2000 and 1999, cumulative cash distributions of $13,551,560 and $13,110,928, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

                                     III-12

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         d.       INVESTMENT IN PARTNERSHIP HELD FOR SALE
                  ---------------------------------------

                  On May 31, 2000, the purchase money noteholder purchased a 26% interest in Princeton from the Partnership, as discussed in Note 2.a. In January 2001, the Local Partnership entered into a contract to sell Frenchman's Wharf I, also as discussed in Note 2.a. The Partnership's investments in these Local Partnership were reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2000. Assets held for sale are not recorded in excess of their estimated net realizable value.

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

         h.       USE OF ESTIMATES
                  ----------------

                  In preparing financial statements in conformity with accounting principles generally accepted in the United States, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         i.       FAIR VALUE OF FINANCIAL INSTRUMENTS
                  -----------------------------------

                  The financial statements include estimated fair value information as of December 31, 2000, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

         a.    DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
               ---------------------------------------------------------------

               As of December 31, 2000 and 1999, the Partnership held limited partner interests in 15 and 17 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.


                                                               DECEMBER 31,
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------

                  Purchase money notes due in:
                    1998                              $ 3,150,000    $ 4,600,000
                    1999                                       --        500,000
                    2003                                1,400,000      2,248,747
                    2004                                  500,000             --
                                                      -----------    -----------

                        Subtotal                        5,050,000      7,348,747
                                                      -----------    -----------

                  Accrued interest payable              9,156,205     22,374,877
                                                      -----------    -----------

                        Total                         $14,206,205    $29,723,624
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

                  The maturity date of the purchase money notes related to the following properties were extended during 2000.

                                               Original   Extended
                  PROPERTY     PRINCIPAL       MATURITY   MATURITY
                  --------     ---------       --------   --------

                  Princeton    $  500,000      01/01/99   01/01/04
                  Westgate     $1,400,000 (1)  09/01/98   09/01/03

                  (1)      Remaining principal after a partial payment.


                                     III-14

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                  The purchase money notes related to the following properties were paid off at a discount during 2000.

                  PROPERTY                      PRINCIPAL              DATE
                  --------                      -----------           --------

                  Rolling Green at Amherst      $1,927,500            May 2000
                  Rolling Green at Fall River   $4,600,000            May 2000

                  The purchase money note related to Frenchman's Wharf II in the principal amount of $3,150,000, matured on June 1, 1998, and has not been paid or extended.

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

                  The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the

                                     III-15

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         Partnership is invested as of December 31, 2000, the one Local Partnership with an associated purchase money note which has matured and which remains unpaid or unextended as of November 7, 2000, represented none of the Partnership's total distributions received from Local Partnerships and none of the share of income from Local Partnerships for the immediately preceding two calendar years.

                  The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

                  Interest expense on the Partnership's purchase money notes for the years ended December 31, 2000 and 1999 was $784,167 and $1,532,386, respectively. The accrued interest payable on the purchase money notes of $9,156,205 and $22,374,877 as of December 31, 2000 and 1999,
         respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                  On February 10, 1998, the Partnership was served with a complaint by the two holders of the second purchase money note (Second Chase Note) against the Partnership, the Managing General Partner and C.R.H.C., Incorporated (CRHC), an affiliate of the Managing General Partner, for damages and seeking foreclosure on the Partnership's interest in the Local Partnership. On July 29, 1998, the parties agreed to a settlement which involved a discounted payoff to the holders of the Second Chase Note, subject to the Partnership's satisfaction with the results of its due diligence. On October 5, 1998, pursuant to such settlement agreement, the Partnership paid the holders of the Second Chase Note a discounted amount in full settlement of the Second Chase Note and the lawsuit. In connection with this settlement, the local general partners withdrew from the Local Partnership, assigning their combined one percent interest (which was converted to a limited partner interest) in the Local Partnership to the Partnership, and the property management agent, which is an affiliate of the local general partners, was terminated effective April 1, 1999. CRHC is the sole remaining general partner of the Local Partnership. Further, the Partnership received the interests of the local general partners, the holders of the Second Chase Note, and their respective affiliates in the First Chase Note, which interest total is approximately 10.808%. On May 28, 1999, the Partnership filed suit against the holder of the First Chase Note, seeking payment of the Partnership's 10.808% share of payments made on the First Chase Note since October 1, 1997. On September 30, 1999, as part of the settlement of the litigation, the Partnership paid off, at a discount, the First Chase Note. The discounted payoff resulted in extraordinary gain from extinguishment of debt of approximately $2.4 million for financial statement purposes in 1999. The discounted payoff also resulted in cancellation of indebtedness income of approximately $2.4 million for federal tax purposes in 1999.

                  On December 30, 1999, the Partnership was served with a complaint by certain alleged beneficiaries of the First Chase Note for, among other relief, their portion of payments made to First March Realty Corporation on the First Chase Note. The Managing General Partner cross-claimed against First March Realty Corporation. The litigation has been settled, with no liability to the Partnership.



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

                              FRENCHMAN'S WHARF II

                  The Partnership defaulted on its purchase money note related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the note matured and was not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. As of March 20, 2001, principal and accrued interest totaling $3,150,000 and $6,041,930, respectively, were due. The purchase money note was initially due to mature on June 1, 1988, but was extended to mature on June 1, 1998. The holders of the purchase money note initiated foreclosure proceedings in May 2000, but have indicated they will not pursue the lawsuit while efforts to sell the property are underway.

                  In 1996,  HUD sold the mortgage  loan to a third party lender.
         The previously agreed-to Provisional Workout Agreement with HUD expired in May 2000. On May 31, 2000, the local managing general partner obtained a forbearance agreement from the lender which expires March 31, 2001. The forbearance agreement allows for the discounted payoff of the mortgage loan. The Local Partnership entered into a contract to sell this property with the adjacent property (not a Partnership investment) for a combined price of $15.2 million in January, 2001. Unless the sale can be consummated within the forbearance period, it appears likely that the first mortgage lender will obtain the Frenchman's Wharf real estate through deed-in-lieu of foreclosure, on or after March 31, 2001.

                  In the event of a foreclosure, the Partnership would lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Should the Partnership lose its ownership interest in Frenchman's Wharf II through foreclosure of the purchase money note, there would be no adverse impact on the Partnership's financial condition, as discussed above. However, should the Local Partnership lose its real estate through foreclosure by its mortgage lender, it is anticipated that there will be a severe adverse tax impact on the partners in the Partnership. The total federal tax gain from cancellation of mortgage indebtedness and purchase money note indebtedness for the year 2001 related to Frenchman's Wharf II is estimated to be approximately $16.3 million.

                  Due to the impending sale of the property related to the Partnership's investment in Frenchman's Wharf II, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $56,217 as of December 31, 2000, have been reclassified to investment in partnership held for sale in the accompanying balance sheet at December 31, 2000.

                                     III-18

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    PRINCETON

                  The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership has forfeited its interest in Princeton to the noteholders. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partnership interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro- rata portions of the then outstanding balance of the purchase money notes. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note.

                  On May 31, 2000, pursuant to the option agreement, the noteholder purchased a 26% interest in Princeton from the Partnership, the consideration for which was the cancellation of a like percentage of the outstanding purchase money note accrued interest of $493,027, resulting in net extraordinary gain from extinguishment of debt of $484,862 for financial statement purposes in 2000 and in cancellation of indebtedness income of $1,960,030 for federal tax purposes in 2000.

                  Due to the impending and likely transfer of the remaining 74% of the Partnership's investment in Princeton over the next three years, the investment in and advances to partnerships plus net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $23,362, have been reclassified to investment in partnership held for sale in the accompanying balance sheet at December 31, 2000.

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

         b.       INTERESTS IN PROFITS, LOSSES AND CASH DISTRIBUTIONS MADE BY
                  -----------------------------------------------------------
                     LOCAL PARTNERSHIPS
                     ------------------

                  The Partnership has a 72.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2000 and 1999, the Partnership received cash distributions from the rental operations and mortgage refinancings of the Local Partnerships of $864,027 and $4,156,788, respectively. As of December 31, 2000 and 1999, 10 and 12, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amount of $1,147,974 and $1,327,052, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

                  Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (i) all debts and liabilities of the Local Partnership and certain other items, (ii) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (iii) certain special distributions to general partners and related entities of the Local Partnership.

         c.       ADVANCES TO LOCAL PARTNERSHIPS
                  ------------------------------

                              FRENCHMAN'S WHARF II

                  To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both December 31, 2000 and 1999. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both December 31, 2000 and 1999, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the forbearance agreement with its mortgage lender on March 31, 2001, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years. See Note 2.a., above, concerning the potential foreclosure on the real estate in early 2001.

                           POSADA VALLARTA APARTMENTS

                  The Managing  General  Partner and the local managing  general partner of Posada Vallarta Apartments refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of both December 31, 2000, and 1999, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

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

                              FRENCHMAN'S WHARF II

                  The reports of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 2000 indicated that substantial doubt exists about the ability of the Local
         Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
         Section 8 Rental Housing Assistance Payments (HAP) contract with HUD. The HAP contract subsequently was extended for another year. See Note 2.a., above, concerning the potential foreclosure on the real estate in early 2001.

                                ORANGEWOOD PLAZA

                  The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment building in Orange Cove, California, was never formally converted to a permanent loan. It is now anticipated that this loan will be restructured in 2001 as a permanent loan, with no tax impact to either the Local Partnership or the Partnership. There is no assurance that the restructuring will be consummated. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.

                  In 1983, the Partnership pledged its interest in the local partnership as security on an acquisition note, in the amount of $170,000, made by the local partnership. In March 2001, the Partnership will make made a capital contribution of $197,994 to the local partnership, which amount will be used to pay in full the principal and accrued interest on the acquisition note.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         e.       AFFORDABLE HOUSING LEGISLATION
                  ------------------------------

                  Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to- Market). All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.

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

                  The Section 8 HAP contracts for the following properties initially expired during previous years, and have been renewed as indicated, with the renewals expiring in 2001.

                                                    Units Authorized        Original           Renewed
                                         Number       for Rental          Expiration of      Expiration of
                                       of Rental    Assistance Under        Section 8          Section 8
         PROPERTY                        UNITS          SECTION 8         HAP CONTRACT       HAP CONTRACT
         --------                      ---------    ----------------      -------------      ------------
         Country Place II                 120              24                08/29/00        03/30/01 (1)
         Frenchman's Wharf II             324              31                11/30/98        03/31/01 (1)
                                          ---              --
             Total                        444              55
                                          ===              ==

     (1) The Managing General Partner expects that these Section 8 HAP Contracts will be renewed for one year upon expiration.

                  With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations, and the resulting impact on the Partnership's investments in the Local Partnerships, at this time. As of December 31, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2001 was $0.

                                     III-24

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                  Under HUD's most recent "Mark-up-to-Market" program properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

         f.       SUMMARIZED FINANCIAL INFORMATION
                  --------------------------------

                  Combined balance sheets and combined statements of operations for the 15 and 17 Local Partnerships in which the Partnership is invested as of December 31, 2000 and 1999, respectively, follow. The combined statements of operations for the year ended December 31, 2000, include information for Rolling Green at Fall River and Rolling Green at Amherst through the dates of sale.

                             COMBINED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                 ------------      ------------
          Rental property, at cost, net of accumulated depreciation
            of $59,841,914 and $67,535,066, respectively                         $ 40,855,901      $ 52,767,596
          Land                                                                      7,503,428         8,295,473
          Other assets                                                              9,984,668        12,923,043
                                                                                 ------------      ------------

              Total assets                                                       $ 58,343,997      $ 73,986,112
                                                                                 ============      ============


          Mortgage notes payable                                                 $ 78,729,965      $ 92,835,236
          Other liabilities                                                        15,314,794        16,032,972
          Due to general partners                                                   4,507,399         4,507,399
                                                                                 ------------      ------------

              Total liabilities                                                    98,552,158       113,375,607

          Partners' deficit                                                       (40,208,161)      (39,389,495)
                                                                                 ------------      ------------

              Total liabilities and partners' deficit                            $ 58,343,997      $ 73,986,112
                                                                                 ============      ============



                                     III-25

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS


                                                                                     For the years ended
                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                 ------------      ------------
          Revenue:
            Rental                                                               $ 21,676,120       $26,446,608
            Interest                                                                  280,805           330,644
            Other                                                                     660,891           569,069
                                                                                 ------------      ------------

              Total revenue                                                        22,617,816        27,346,321
                                                                                 ------------      ------------

          Expenses:
            Operating                                                              13,539,048        16,559,620
            Interest                                                                6,157,034         6,722,186
            Depreciation                                                            3,887,720         4,523,878
            Amortization                                                              511,270            99,202
            Other                                                                     154,991                --
                                                                                 ------------      ------------

              Total expenses                                                       24,250,063        27,904,886
                                                                                 ------------      ------------

          Loss before extraordinary gain from extinguishment of debt               (1,632,247)         (558,565)

          Extraordinary gain from extinguishment of debt                                   --         3,493,219
                                                                                 ------------      ------------

          Net (loss) income                                                      $ (1,632,247)       $2,934,654
                                                                                 ============      ============

         g.       RECONCILIATION OF THE LOCAL PARTNERSHIPS' FINANCIAL STATEMENT
                  -------------------------------------------------------------
                      NET (LOSS) INCOME TO TAXABLE INCOME
                      -----------------------------------

                  For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service
         (IRS) Regulations. These returns are subject to audit and, therefore, possible adjustment by the IRS.

                  A  reconciliation   of  the  Local   Partnerships'   financial
         statement net income reflected above to taxable income follows.

                                                                                     For the years ended
                                                                                         DECEMBER 31,
                                                                                 -----------------------------
                                                                                    2000              1999
                                                                                 -----------       -----------
          Financial statement net (loss) income                                  $(1,632,247)      $ 2,934,654

          Adjustments:
            Additional book depreciation,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                         3,166,050         3,083,683

            Amortization for financial statement purposes
              not deducted for income tax purposes                                     2,998             3,154

            Difference in gain on disposition of rental properties                        --         2,812,906

            Miscellaneous, net                                                       106,993           112,452
                                                                                 -----------       -----------

          Taxable income                                                         $ 1,643,794       $ 8,946,849
                                                                                 ===========       ===========



                                     III-26

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.        RELATED PARTY TRANSACTIONS

          In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,000,000, which is equal to two percent of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 30-year period using the straight-line method.

          In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2000 and 1999, the Partnership paid $161,033 and $147,720, respectively, to the Managing General partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The amount of the Management Fee shall not exceed 0.25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

         (i) First, on a monthly basis as an operating expense before any distributions to limited partners in the amount computed as described in the Partnership Agreement, provided that such annual amount shall not be greater than $250,000; and

         (ii) Second, after distributions to the limited partners in the amount of one percent of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

         For each of the years ended December 31, 2000 and 1999, the Partnership paid the Managing General Partner a Management Fee of $249,996.

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


                                     III-27

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.       PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

              (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
             (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
            (iii) to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to the Partnership Agreement;
             (iv) to the Additional Limited Partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus (B)
                     an additional amount equal to a cumulative non-compounded six percent return on each limited partner's capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
              (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
             (vi) to the General Partners in the amount of their capital contributions;
            (vii)    thereafter,   for  their  services  to  the
                     Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees and,
           (viii) the remainder, 12% to the General Partners (or their assignees), three percent to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

         Fees payable to certain  general  partners (or their  designees)  under
(vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sales price of the apartment properties.

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

                                     III-28

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.       PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

         Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On October 30, 2000, the Partnership made a cash distribution of $1,497,450 ($30.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000; this distribution was a result of cash resources accumulated from operations and distributions from partnerships. On January 28, 2000, the Partnership made a cash distribution of $1,622,237 ($32.50 per Unit) to Additional Limited Partners, to holders of record as of December 15, 1999; this distribution was a result of the sale of Wexford Ridge. On October 29, 1999, the Partnership made a cash distribution of $1,697,110 ($34.00 per Unit) to Additional Limited Partners, to holders of record as of October 1, 1999.

         As  defined  in  the  Partnership  Agreement,   after  the  payment  of
distributions to Additional Limited Partners as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2000 and 1999. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.


5.       RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT
             NET INCOME TO TAXABLE INCOME

         For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.g.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

         A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                         For the years ended
                                                                            DECEMBER 31,
                                                                    -----------------------------
                                                                       2000              1999
                                                                    -----------       -----------
Financial statement net income                                      $15,553,597       $13,078,499

Adjustments:
  Differences between taxable income and financial
    statement net income related to the Partnership's
    equity in the Local Partnerships' income or losses               10,996,217         7,610,814

  Costs amortized over a shorter period for income tax purposes          33,997            40,804

  Effect of amortization of discount on purchase money notes
    for financial statement purposes                                   (258,641)         (268,797)
                                                                    -----------       -----------

Taxable income                                                      $26,325,170       $20,461,320
                                                                    ===========       ===========

                                      # # #

                                     III-29