Form 10QSB
period 2001-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2001-05-07
CIK 713571

--------------------------------------------------------------------------------








                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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

                                 (301) 468-9200


                               ------------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No o




--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001



                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
               - March 31, 2001 and December 31, 2000....................   1

           Statements of Operations and Accumulated Losses
               - for the three months ended March 31, 2001 and 2000......   2

           Statements of Cash Flows
               - for the three months ended March 31, 2001 and 2000......   3

           Notes to Financial Statements
               - March 31, 2001 and 2000.................................   4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................  13


Part II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities...............................  16

Item 5.    Other Information.............................................  16

Item 6.    Exhibits and Reports on Form 8-K..............................  17

Signature................................................................  18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS



                                                                                        March 31,      December 31,
                                                                                          2001            2000
                                                                                      ------------    ------------
                                                                                       Unaudited)
Investments in and advances to partnerships .......................................   $    712,385    $    729,191
Investment in partnerships held for sale or transfer ..............................         79,579          79,579
Cash and cash equivalents .........................................................      6,892,805       6,292,654
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $249,210 and $245,626, respectively ..........        180,778         184,362
Property purchase costs,
  net of accumulated amortization of $232,905 and $229,486, respectively ..........        177,381         180,800
Other assets ......................................................................          1,804           2,538
                                                                                      ------------    ------------

     Total assets .................................................................   $  8,044,732    $  7,469,124
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT



Due on investments in partnerships ................................................   $  5,050,000    $  5,050,000
Accrued interest payable ..........................................................      9,300,765       9,156,205
Accounts payable and accrued expenses .............................................         66,897         176,350
                                                                                      ------------    ------------

     Total liabilities ............................................................     14,417,662      14,382,555
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................     (7,569,859)     (7,569,859)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (43,541,091)    (44,081,592)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (6,372,930)     (6,913,431)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  8,044,732    $  7,469,124
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                                        For the three months ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
Share of income from partnerships ..................................   $    752,413    $    652,260
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................................         79,206         107,533
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................        144,560         275,065
    Management fee .................................................         62,499          62,499
    General and administrative .....................................         55,919          53,162
    Professional fees ..............................................         21,138          25,281
    Amortization of deferred costs .................................          7,002          10,750
                                                                       ------------    ------------

                                                                            291,118         426,757
                                                                       ------------    ------------

      Total other revenue and expenses .............................       (211,912)       (319,224)
                                                                       ------------    ------------

Net income .........................................................        540,501         333,036

Accumulated losses, beginning of period ............................    (44,081,592)    (59,635,188)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(43,541,091)   $(59,302,152)
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $      8,162    $      5,029
                                                                       ============    ============


Net income allocated to Initial and Special Limited Partners (1.49%)   $      8,053    $      4,962
                                                                       ============    ============


Net income allocated to Additional Limited Partners (97%) ..........   $    524,286    $    323,045
                                                                       ============    ============


Net income per unit of Additional Limited Partner Interest
  based on 50,000 units outstanding ................................   $      10.49    $       6.46
                                                                       ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                     2001           2000
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   540,501    $   333,036

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (752,413)      (652,260)
    Amortization of deferred costs ............................................         7,002         10,750

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................           734         (1,272)
      Increase in accrued interest payable ....................................       144,560        275,065
      Decrease in accounts payable and accrued expenses .......................      (109,453)       (52,082)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (169,069)       (86,763)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       769,220        722,629
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Additional Limited Partners .................................          --       (1,622,237)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........................       600,151       (986,371)

Cash and cash equivalents, beginning of period ................................     6,292,654      8,936,520
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 6,892,805    $ 7,950,149
                                                                                  ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2000.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $5,050,000 plus aggregate accrued interest of $9,300,765 as of March 31, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity date of the purchase money notes related to the following properties were extended during 2000.

                                               Original         Extended
         Property        Principal             Maturity         Maturity
         ---------       ----------            --------         --------
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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of March 31, 2001, the one Local Partnership (Frenchman's Wharf II) with an associated purchase money note which has matured and which remains unpaid or unextended as of May 7, 2001, represented none of the Partnership's total distributions received from Local Partnerships and none of the share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2001 and 2000, was $144,560 and $275,065, respectively. The accrued interest payable on the purchase money notes of $9,300,765 and $9,156,205 as of March 31, 2001 and December 31, 2000,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money note related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the note matured and was not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. As of May 7, 2001, principal and accrued interest totaling $3,150,000 and $6,087,497, respectively, were due. The purchase money note was initially due to mature on June 1, 1988, but was extended to mature on June 1, 1998. The holders of the purchase money note initiated foreclosure proceedings in May 2000, but have indicated they will not pursue the lawsuit while efforts to sell the property are underway.

     In 1996, the U. S. Department of Housing and Urban Development (HUD) sold the mortgage loan to a third party lender. The previously agreed-to Provisional Workout Agreement with HUD expired in May 2000. On May 31, 2000, the local managing general partner obtained a forbearance agreement from the lender which was to expire initially on March 31, 2001 but has been extended to May 10, 2001. The forbearance agreement allows for the discounted payoff of the mortgage loan. In January 2001, the Local Partnership entered into a contract to sell this property with the adjacent property (not a Partnership investment) for a combined price of $15.2 million. It appears that the purchaser will not be able to consummate the purchase. However, the local managing general partner is exploring other sale and refinancing scenarios. Unless the necessary funds can be raised within the extended forbearance period, it appears likely that the first mortgage lender will obtain the Frenchman's Wharf II real estate through confessed judgement or deed-in-lieu of foreclosure, on or after May 10, 2001.

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

     Due to the impending sale or transfer of the property related to the Partnership's investment in Frenchman's Wharf II, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $56,217 as of both March 31, 2001 and December 31, 2000, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership had forfeited its interest in Princeton to the noteholders. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partnership interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro-rata portions of the then outstanding balance of the purchase money notes. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note.

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

     Due to the impending and likely transfer of the remaining 74% of the Partnership's investment in Princeton over the next three years, the investment in and advances to partnerships plus net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $23,362 as of both March 31, 2001 and December 31, 2000, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets.

b.   Advances to Local Partnerships
     ------------------------------

     As of both March 31, 2001 and December 31, 2000, the Partnership had advanced funds to Local Partnerships totaling $474,410. Interest accrued on these advances was $187,372 as of both March 31, 2001 and December 31, 2000. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the related Local Partnerships during prior years.

                              Frenchman's Wharf II
                              --------------------

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of both March 31, 2001 and December 31, 2000. No advances have been made to Frenchman's Wharf II since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $187,372 as of both March 31, 2001 and December 31, 2000, are payable from cash flow of Frenchman's Wharf II after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the forbearance agreement with its mortgage lender on May 10, 2001, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the related Local Partnership during prior years. See Note 2.a., above, concerning the potential foreclosure on the real estate in 2001.

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of both March 31, 2001 and December 31, 2000, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses from the related Local Partnership during prior years.

c.   Property matters
     ----------------

                                   Chevy Chase
                                   -----------

     The Managing General Partner and the local managing general partner (CRHC, an affiliate of the Managing General Partner) considered various options to refinance the HUD Section 236 interest rate subsidized mortgage loan related to Chevy Chase, or to enter the Mark-up-to-Market program. The local managing general partner agreed to HUD's analysis of the property and proposal for Mark-up-to-Market, and the property has entered into the Mark-up-to-Market program, effective September 2000, for a five year term, subject to the annual availability of funding by Congress. HUD's analysis indicated that gross rents should increase by approximately $475,000 per year.

                              Frenchman's Wharf II
                              --------------------

     The report of the auditors on the financial statements of Frenchman's Wharf II for the year ended December 31, 2000 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental  Housing  Assistance  Payments  (HAP)  contract  with HUD.  The
Section 8 HAP contract subsequently was extended for another year. See Note 2.a., above, concerning the potential foreclosure on the real estate in 2001.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

consummated. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.

     In 1983, the Partnership pledged its interest in the local partnership as security on an acquisition note, in the amount of $170,000, made by the local partnership. With the closing of the new permanent loan in 2001, on May 7, 2001, the Partnership made a capital contribution of $198,241 to the local partnership, which amount will be used to pay in full the principal and accrued interest on the acquisition note.

                                    Princeton
                                    ---------

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 15 and 17 Local Partnerships in which the Partnership was invested as of March 31, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                 -------------------------------
                                                    2001                2000
                                                 -----------        ------------

Revenue:
  Rental .................................       $ 4,861,740        $ 5,931,454
  Other ..................................           211,391            213,510
                                                 -----------        -----------

    Total revenue ........................         5,073,131          6,144,964
                                                 -----------        -----------

Expenses:
  Operating ..............................         2,990,201          3,709,072
  Interest ...............................         1,428,191          1,680,011
  Depreciation and amortization ..........           910,645          1,112,016
                                                 -----------        -----------

    Total expenses .......................         5,329,037          6,501,099
                                                 -----------        -----------

Net loss .................................       $  (255,906)       $  (356,135)
                                                 ===========        ===========

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of March 31, 2001 and 2000, the Partnership's share of cumulative losses to date for 11 of the 15 and 17 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $26,154,823 and $25,410,195, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


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

     The Section 8 HAP contracts for the following properties have expired, or will expire in 2001, and have been renewed as indicated.


                                                    Units Authorized         Original            Renewed
                                       Number         for Rental           Expiration of       Expiration of
                                     of Rental      Assistance Under         Section 8           Section 8
         Property                      Units            Section 8          HAP Contract        HAP Contract
         --------                    ---------      ----------------       -------------       ------------
         Arrowhead Apartments           200                40                 05/31/01             (1)
         Country Place II               120                24                 08/29/00         09/30/01 (2)
                                        ---               ---

             Total                      320                64
                                        ===               ===

          (1) The Managing General Partner expects that this Section 8 HAP contract will be renewed for a five year period.

          (2) The Managing General Partner expects that this Section 8 HAP contract will be renewed at six month intervals.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that rental properties with HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. However, for the year 2001, the number of apartment units with expiring Section 8 subsidies is nominal and should have little to no impact on the Partnership's investments in Local Partnerships at this time. As of March 31, 2001, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2001 was $0.

     Under HUD's more recent "Mark-up-to-Market" program, properties with expiring Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross revenues.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $41,971 and $49,857 for the three month periods ended March 31, 2001 and 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 2001 and 2000.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three month periods ended March 31, 2001 or 2000.


5.   SUBSEQUENT EVENT

     On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65 per Unit) to Additional Limited Partners, to holders of record as of April 1, 2001.

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

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued

     Under HUD's more recent "Mark-up-to-Market" program, properties with expiring Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross revenues.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,892,805 as of March 31, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65 per Unit) to Additional Limited Partners, to holders of record as of April 1, 2001. As of May 7, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $5,050,000 plus aggregate accrued interest of $9,300,765 as of March 31, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity date of the purchase money notes related to the following properties were extended during 2000.

                                                 Original         Extended
         Property        Principal               Maturity         Maturity
         --------        ----------              --------         --------
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

     See the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 15 Local Partnerships in which the Partnership is invested as of March 31, 2001, the one Local Partnership (Frenchman's Wharf II) with an associated purchase money note which has matured and which remains unpaid or unextended as of May 7, 2001, represented none of the Partnership's total distributions received from Local Partnerships and none of the share of income from Local Partnerships for the immediately preceding two calendar years.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the three months ended March 31, 2001, as the receipt of distributions from partnerships exceeded net cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2001, increased from the corresponding period in 2000 primarily due to a decrease in interest expense related to lower purchase money note balances. Contributing to the increase were an increase in share of income from partnerships as a result of higher cash distributions received from two Local Partnerships in which the Partnership had reduced its investment to zero as a result of previous losses from the related Local Partnerships, and the recognition of share of income from one Local Partnership in which share of income had previously been offset by excluded losses. Partially offsetting the increase in share of income from partnerships was the exclusion of income from one property sold in 2000. Offsetting the increase in the Partnership's net income was lower interest revenue received due to lower cash and cash equivalent balances and lower interest rates in 2001.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2001 and 2000 did not include losses of $370,039 and $470,980, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There is no established market for the purchase and sale of units of additional limited partnership interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On March 13, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 2,475 of the outstanding Units in the Partnership at a price of $53 per Unit; the offer expired April 30, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Bond and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of Units such as that described above.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued

     If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. For the calendar year 2001 to May 7, 2001, Units transferred have not exceeded 4.9% of the total outstanding Units, therefore, the Partnership has not halted recognition of transfers.

     On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65 per Unit) to Additional Limited Partners, to holders of record as of April 1, 2001.


Item 6. Exhibits and Reports on Form 8-K

     a.   None

     b. A Report on Form 8-K was dated March 13, 2001, and filed April 3, 2001; the report discussed a tender offer initiated by Bond Purchase, L.L.C. on March 13, 2001. See Part II, Item 5, hereof, for information concerning the tender offer.

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


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by: C.R.I., Inc.
                                      ------------------------------------------
                                      Managing General Partner




May 7, 2001                           by:  /s/ Michael J. Tuszka
-----------                                -------------------------------------
DATE                                       Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)