Form 10QSB
period 2001-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2001-08-06
CIK 713571

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


                  For the quarterly period ended June 30, 2001


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
               - June 30, 2001 and December 31, 2000....................... 1

           Statements of Operations and Accumulated Losses
               - for the three and six months ended June 30, 2001 and 2000. 2

           Statements of Cash Flows
               - for the six months ended June 30, 2001 and 2000........... 3

           Notes to Financial Statements
               - June 30, 2001 and 2000.................................... 4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................12


Part II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.................................15

Item 5.    Other Information...............................................15

Item 6.    Exhibits and Reports on Form 8-K................................17

Signature..................................................................18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,       December 31,
                                                                                          2001            2000
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $    842,196    $    729,191
Investment in partnerships held for sale or transfer ..............................         15,154          79,579
Cash and cash equivalents .........................................................      3,430,385       6,292,654
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $252,792 and $245,626, respectively ..........        177,195         184,362
Property purchase costs,
  net of accumulated amortization of $236,324 and $229,486, respectively ..........        173,962         180,800
Other assets ......................................................................            621           2,538
                                                                                      ------------    ------------

     Total assets .................................................................   $  4,639,513    $  7,469,124
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT



Due on investments in partnerships ................................................   $  1,900,000    $  5,050,000
Accrued interest payable ..........................................................      2,912,809       9,156,205
Accounts payable and accrued expenses .............................................         82,964         176,350
                                                                                      ------------    ------------

     Total liabilities ............................................................      4,895,773      14,382,555
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (10,814,009)     (7,569,859)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (34,180,271)    (44,081,592)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................       (256,260)     (6,913,431)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  4,639,513    $  7,469,124
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                         For the three months ended      For the six months ended
                                                                  June 30,                      June 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------
Share of (loss) income from partnerships ...........   $     (8,587)   $     17,401    $    743,826    $    669,661
                                                       ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................         44,822         116,312         124,028         223,845
                                                       ------------    ------------    ------------    ------------

  Expenses:
    Interest .......................................        135,543         231,649         280,103         506,715
    Management fee .................................         62,499          62,499         124,998         124,998
    General and administrative .....................         58,806          58,414         114,724         111,575
    Professional fees ..............................         20,637          28,182          41,775          53,463
    Amortization of deferred costs .................          7,002           7,832          14,005          18,582
                                                       ------------    ------------    ------------    ------------

                                                            284,487         388,576         575,605         815,333
                                                       ------------    ------------    ------------    ------------

      Total other revenue and expenses .............       (239,665)       (272,264)       (451,577)       (591,488)
                                                       ------------    ------------    ------------    ------------

(Loss) income before gain on disposition
  of investments in partnerships ...................       (248,252)       (254,863)        292,249          78,173

(Loss) gain on disposition
  of investments in partnerships ...................        (56,217)      5,879,778         (56,217)      5,879,778
                                                       ------------    ------------    ------------    ------------

(Loss) income before extraordinary gain
  from extinguishment of debt ......................       (304,469)      5,624,915         236,032       5,957,951

Extraordinary gain from extinguishment of debt .....      9,665,289      10,074,759       9,665,289      10,074,759
                                                       ------------    ------------    ------------    ------------

Net income .........................................      9,360,820      15,699,674       9,901,321      16,032,710

Accumulated losses, beginning of period ............    (43,541,091)    (59,302,152)    (44,081,592)    (59,635,188)
                                                       ------------    ------------    ------------    ------------

Accumulated losses, end of period ..................   $(34,180,271)   $(43,602,478)   $(34,180,271)   $(43,602,478)
                                                       ============    ============    ============    ============


Net income allocated to General Partners (1.51%) ...   $    141,348    $    237,065    $    149,510    $    242,094
                                                       ============    ============    ============    ============


Net income allocated
  to Initial and Special Limited Partners (1.49%) ..   $    139,476    $    233,925    $    147,530    $    238,887
                                                       ============    ============    ============    ============


Net income allocated
  to Additional Limited Partners (97%) .............   $  9,079,996    $ 15,228,684    $  9,604,281    $ 15,551,729
                                                       ============    ============    ============    ============


Net income per unit of Additional Limited
  Partner Interest based on 50,000 units outstanding   $     181.60    $     304.57    $     192.09    $     311.03
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the six months ended
                                                                                             June 30,
                                                                                  -----------------------------
                                                                                    2001               2000
                                                                                  -----------------------------
Cash flows from operating activities:
  Net income ..................................................................   $  9,901,321    $ 16,032,710

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (743,826)       (669,661)
    Amortization of deferred costs ............................................         14,005          18,582
    Loss (gain) on disposition of investments in partnerships .................         56,217      (5,879,778)
    Extraordinary gain from extinguishment of debt ............................     (9,665,289)    (10,074,759)

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          1,917          (1,385)
      Increase in accrued interest payable ....................................        280,103         506,715
      Payment of purchase money note interest .................................           --          (175,000)
      Decrease in accounts payable and accrued expenses .......................        (93,386)        (43,554)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (248,938)       (286,130)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        829,060         797,827
  Proceeds from disposition of investments in partnerships ....................           --         5,993,661
  Additional investment in partnership ........................................       (198,241)           --
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        630,819       6,791,488
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................           --        (5,993,661)
  Payment of purchase money note principal ....................................           --           (50,000)
  Distribution to Additional Limited Partners .................................     (3,244,150)     (1,622,237)
                                                                                  ------------    ------------

       Net cash used in financing activities ..................................     (3,244,150)     (7,665,898)
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................     (2,862,269)     (1,160,540)

Cash and cash equivalents, beginning of period ................................      6,292,654       8,936,520
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  3,430,385    $  7,775,980
                                                                                  ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $       --      $  3,919,914
                                                                                  ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the interim periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $2,912,809 as of June 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity dates of the purchase money notes related to the following properties were extended during 2000.

                                             Original     Extended
         Property           Principal        Maturity     Maturity
         --------           ----------       --------     --------
         Princeton          $  500,000       01/01/99     01/01/04
         Westgate           $1,400,000 (1)   09/01/98     09/01/03

     (1)  Remaining principal after a partial payment.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholder(s), during 2000 or 2001.

         Property                     Principal        Date      Disposition
         --------                     ---------      --------    -----------
         Rolling Green at Amherst     $1,927,500     May 2000     Paid Off
         Rolling Green at Fall River  $4,600,000     May 2000     Paid Off
         Frenchman's Wharf II         $3,150,000     June 2001    Transferred

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

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

     The Managing General Partner continues to address the maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these efforts will be successful.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2001, was $135,543 and $280,103, respectively, and $231,649 and $506,715 for the three and six month periods ended June 30, 2000, respectively. The accrued interest payable on the purchase money notes of $2,912,809 and $9,156,205 as of June 30, 2001 and December 31, 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

     The Partnership defaulted on its purchase money note related to Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) on June 1, 1998 when the note matured and was not paid. The default amount included principal and accrued interest of $3,150,000 and $5,071,731, respectively. As of June 22, 2001, principal and accrued interest totaling $3,150,000 and $6,131,166, respectively, were due. The purchase money note was initially due to mature on June 1, 1988, but was extended to mature on June 1, 1998.

     In 1996, the U. S. Department of Housing and Urban Development (HUD) sold the mortgage loan on Frenchman's Wharf II to a third party lender. In May 2000, the local managing general partner obtained a forbearance agreement from the lender which was originally scheduled to expire on May 31, 2001 but which was subsequently extended several times until June 25, 2001. The forbearance agreement allowed for the discounted payoff of the mortgage loan.

     In January 2001, the Local Partnership entered into a contract to sell the property. However, the purchaser was unable to consummate the purchase. As a result, in accordance with the forbearance agreement, on June 22, 2001, the property was transferred to an assignee of the mortgagee. The transfer of the property and resulting loss of the Partnership's interest in Frenchman's Wharf II resulted in extraordinary gain from extinguishment of debt of $9,281,166 and loss on disposition of investments in partnerships of $56,217 for financial statement purposes in 2001, and a total gain of $16,392,623 for federal tax purposes in 2001.

     In recognition of the transfer of the Frenchman's Wharf II property, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $56,217 as of December 31, 2000, were reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2000.

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

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On both May 31, 2001 and May 31, 2000, pursuant to the option agreement, the noteholder purchased a 26% interest in Princeton from the Partnership, the consideration for which was the cancellation of a like percentage of the outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in extraordinary gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in cancellation of indebtedness income of $1,781,710 and $1,960,030 for federal tax purposes in 2001 and 2000, respectively.

     Due to the impending and likely transfer of the remaining 48% of the Partnership's investment in Princeton over the next two years, the net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $15,154 as of June 30, 2001 and $23,362 as of December 31, 2000, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     On May 31, 2000, Rolling Green at Fall River sold its property. The entire net sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to its investment in this Local Partnership. The sale resulted in gain on disposition of investment in partnerships of $3,542,933, and in extraordinary gain from extinguishment of debt of $7,746,946 for financial statement purposes in 2000. The total federal tax gain related to Rolling Green at Fall River was approximately $16.8 million in 2000. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

     On May 31, 2000, Rolling Green at Amherst sold its property. The entire net sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to its investment in this Local Partnership. The sale resulted in gain on disposition of investment in partnership of $2,336,845, and in extraordinary gain from extinguishment of debt of $1,786,750 for financial statement purposes in 2000. The total federal tax gain related to Rolling Green at Amherst was approximately $6.3 million in 2000. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

b.   Advances to Local Partnerships
     ------------------------------

     As of June 30, 2001 and December 31, 2000, the Partnership had advanced funds to Local Partnerships totaling $150,000 and $474,410, respectively. Accrued interest receivable on these advances was $0 and $187,372 as of June 30, 2001 and December 31, 2000, respectively. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the related Local Partnership level during prior years.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnerships advanced funds totaling $324,410 as of December 31, 2000. Accrued interest receivable was $187,372 as of December 31, 2000. See Note 2.a., above, concerning the transfer of the property related to Frenchman's Wharf II on June 22, 2001.

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of both June 30, 2001 and December 31, 2000, $300,000 of the advances had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the related Local Partnership level during prior years.

c.   Property matters
     ----------------

                                   Chevy Chase
                                   -----------

     The Managing General Partner and the local managing general partner (CRHC, an affiliate of the Managing General Partner) analyzed whether to refinance the HUD Section 236 interest rate subsidized mortgage loan related to Chevy Chase or to enter the Mark-up-to-Market program. The local managing general partner agreed to HUD's analysis of the property and proposal for Mark-up-to-Market, and the property has entered into the Mark-up-to-Market program effective September 2000, for a five year term, subject to the annual availability of funding by Congress. HUD's analysis indicated that gross rents should increase by approximately $475,000 per year.

                                Country Place II
                                ----------------

     The Section 8 Housing Assistance Payments (HAP) contract for the property owned by Second Blackburn Ltd. Partnership (Country Place II) originally expired August 29, 2000. The Section 8 HAP contract covers 20% of the property's apartment units. The Local Partnership has caused the Section 8 HAP contract to be renewed periodically, with the current renewal period expiring September 30, 2001. The Managing General Partner expects that this Section 8 HAP contract will be renewed through May 2002, at which time the Local Partnership intends to opt out of the HAP program.

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

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

consummated. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.

     In 1983, the Partnership pledged its interest in the Local Partnership as security on an acquisition note, in the amount of $170,000, made by the Local Partnership. The note matured on July 28, 1998 and was not paid when due. On May 7, 2001, the Partnership made a capital contribution of $198,241 to the Local Partnership, which amount will be used to pay in full the principal and accrued interest on the acquisition note.

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

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     On May 31, 2000, Rolling Green at Fall River and Rolling Green at Amherst were sold. See Note 2.a. hereof for further information concerning these sales.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 and 15 Local Partnerships in which the Partnership was invested as of June 30, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 2001 and 2000 include information for the Local Partnerships through date of transfer or sale.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)



2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   For the three months ended      For the six months ended
                                             June 30,                       June 30,
                                  ---------------------------     ---------------------------
                                      2001            2000            2001           2000
                                  ------------    -----------     -----------    ------------
Revenue:
  Rental ......................   $  4,861,055   $  5,343,986    $  9,722,795    $ 11,275,440
  Other .......................        224,326        208,332         435,717         421,842
                                  ------------   ------------    ------------    ------------

    Total revenue .............      5,085,381      5,552,318      10,158,512      11,697,282
                                  ------------   ------------    ------------    ------------

Expenses:
  Operating ...................      2,650,317      2,944,474       5,640,518       6,653,546
  Interest ....................      1,428,188      1,680,011       2,856,379       3,360,022
  Depreciation and amortization        910,641      1,112,015       1,821,286       2,224,031
                                  ------------   ------------    ------------    ------------

    Total expenses ............      4,989,146      5,736,500      10,318,183      12,237,599
                                  ------------   ------------    ------------    ------------

Net income (loss) .............   $     96,235   $   (184,182)   $   (159,671)   $   (540,317)
                                  ============   ============    ============    ============


     As of June 30, 2001 and 2000, the Partnership's share of cumulative losses to date for nine of the 14 and 15 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $20,695,689 and $25,127,919, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental HAP provided by HUD pursuant to
Section 8 HAP contracts. Current legislation allows all expired Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to-Market). All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

     Country Place II has a Section 8 HAP contract which covers 20% of the property's apartments units, which contract expires during 2001. The Managing General Partner expects that this Section 8 HAP contract will be renewed through May 2002, at which time the Local Partnership intends to opt out of the HAP program.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. However, for the year 2001, the number of apartment units with expiring Section 8 subsidies is nominal and should have little to no impact on the Partnership's investments in Local Partnerships at this time. As of June 30, 2001, the Partnership's remaining investment in a Local Partnership with a Section 8 HAP contract expiring in 2001 was $0.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $47,278 and $89,248 for the three and six month periods ended June 30, 2001, respectively, and $44,016 and $93,873 for the three and six month periods ended June 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 and $124,998 for each of the three and six month periods ended June 30, 2001 and 2000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the six month periods ended June 30, 2001 or 2000.



                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations
          -------------------------


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

     In many instances, the Mark-to-Market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. However, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

     Under HUD's "Mark-up-to-Market" program, properties with expiring Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring
Section 8 HAP contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,430,385 as of June 30, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65 per Unit) to Additional Limited Partners, to holders of record as of April 1, 2001. As of August 6, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $2,912,809 as of June 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity dates of the purchase money notes related to the following properties were extended during 2000.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholder(s), during 2000 or 2001.

         Property                      Principal       Date       Disposition
         --------                      ---------      --------    -----------

         Rolling Green at Amherst     $1,927,500      May 2000      Paid Off
         Rolling Green at Fall River  $4,600,000      May 2000      Paid Off
         Frenchman's Wharf II         $3,150,000      June 2001     Transferred

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

     The Managing General Partner continues to address the maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these efforts will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended June 30, 2001, due primarily to a distribution to Additional Limited
Partners made on May 2, 2001. However, the receipt of distributions from partnerships exceeded net cash used in operating activities.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2001, decreased from the corresponding period in 2000 primarily due to gain on disposition of investments in partnerships and extraordinary gain from extinguishment of debt related to the sales of Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) in 2000, which were larger than the corresponding amounts related to the transfer of Frenchman's Wharf II in 2001. Contributing to the decrease in the Partnership's net income were a decrease in interest revenue received due to lower cash and cash equivalent balances and lower interest rates in 2001 and a decrease in share of income from partnerships. Offsetting the decrease in the Partnership's net income was a decrease in interest expense related to lower purchase money note balances.

     The Partnership's net income for the six month period ended June 30, 2001, decreased from the corresponding period in 2000 primarily due to gain on disposition of investments in partnerships and extraordinary gain from extinguishment of debt, as discussed above. Contributing to the decrease were lower interest revenue, as discussed above, and an increase in general and administrative expense related to higher reimbursed payroll costs. Offsetting the decrease in the Partnership's net income were a decrease in interest expense and amortization of deferred costs associated with the sale or transfer of properties, lower professional fees due to a decrease in legal fees, and an increase in share of income from partnerships. The increase in share of income from partnerships is generally related to higher distributions received at two properties, income recognized at another property which had previously been excluded due to unallowable losses, and the exclusion of loss at another property in which the Partnership has reduced its investment to zero. Partially offsetting the increase in share of income from partnerships was the offset of the Partnership's additional investment in Orangewood Plaza, by unallowable losses.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2001 did not include losses of $251,841 and $523,785, respectively, compared to excluded losses of $272,321 and $743,301 for the three and six month periods ended June 30, 2000, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities - Continued
        -------------------------------

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

                                  Tender offers
                                  -------------

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

     The Managing General Partner did not express any opinion and remained neutral toward the Bond offer for the purchase of Units described above.

     On or about May 10, 2001, Limited Partners in Capital Realty Investors-II Limited Partnership ("CRI-II") may have received an unregistered tender offer from Peachtree Partners to purchase their units of Limited Partner interest for the cost of the $100 transfer fee.

     The Managing General Partner, recommended that Limited Partners reject the Peachtree Partners offer because it concluded that the tender offer was inadequate and not in the best interests of the Limited Partners.

     On June 22, 2001, Equity Resources Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase up to 10,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired July 23, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair market value of each Unit.

     In response to the Lexington tender offer, on July 5, 2001, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Lexington offer because it viewed the offer price as inadequate.

     If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. For the calendar year 2001 to August 6, 2001, Units transferred have not exceeded 4.9% of the total outstanding Units, therefore, the Partnership has not halted recognition of transfers.

                               Cash distributions
                               ------------------

     On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65 per Unit) to Additional Limited Partners, who were holders of record as of April 1, 2001.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K - Continued
        --------------------------------

     a.   None

     b. A report on Form 8-K was dated March 13, 2001, and filed April 3, 2001; the report discussed an unregistered tender offer initiated by Bond Purchase, L.L.C. on March 13, 2001. See Part II, Item 5, hereof, for additional information concerning the tender offer.

          A Report on Form 8-K was dated May 10, 2001, and filed May 24, 2001; the report discussed an unregistered tender offer initiated by Peachtree Partners on or about May 10, 2001. See Part II, Item 5, hereof, for additional information concerning the tender offer.

          All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CAPITAL REALTY INVESTORS-II LIMITED
                                   PARTNERSHIP
                               -------------------------------------------------
                               (Registrant)

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    Managing General Partner




August 6, 2001                      by:  /s/ Michael J. Tuszka
--------------                           ---------------------------------------
DATE                                      Michael J. Tuszka
                                            Vice President
                                            and Chief Accounting Officer
                                            (Principal Financial Officer
                                             and Principal Accounting Officer)