Form 10QSB
period 2001-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2001-11-05
CIK 713571

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


                For the quarterly period ended September 30, 2001


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
          - September 30, 2001 and December 31, 2000........................ 1

        Statements of Operations and Accumulated Losses
          - for the three and nine months ended
          September 30, 2001 and 2000....................................... 2

        Statements of Cash Flows
          - for the nine months ended September 30, 2001 and 2000........... 3

        Notes to Financial Statements
          - September 30, 2001 and 2000..................................... 4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 12


Part II - OTHER INFORMATION

Item 5.  Other Information.................................................. 15

Item 6.  Exhibits and Reports on Form 8-K................................... 17

Signature................................................................... 18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2001           2000
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  1,129,109    $    729,191
Investment in partnerships held for sale or transfer ..............................         15,154          79,579
Cash and cash equivalents .........................................................      3,384,709       6,292,654
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $256,375 and $245,626, respectively ..........        173,612         184,362
Property purchase costs,
  net of accumulated amortization of $239,743 and $229,486, respectively ..........        170,543         180,800
Other assets ......................................................................            727           2,538
                                                                                      ------------    ------------

     Total assets .................................................................   $  4,873,854    $  7,469,124
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT



Due on investments in partnerships ................................................   $  1,900,000    $  5,050,000
Accrued interest payable ..........................................................      2,982,853       9,156,205
Accounts payable and accrued expenses .............................................         93,603         176,350
                                                                                      ------------    ------------

     Total liabilities ............................................................      4,976,456      14,382,555
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (10,814,009)     (7,569,859)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (34,026,613)    (44,081,592)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................       (102,602)     (6,913,431)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  4,873,854    $  7,469,124
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                        For the three months ended      For the nine months ended
                                                               September 30,                  September 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------
Share of income from partnerships ..................   $    341,357    $    125,867    $  1,085,183    $    795,528
                                                       ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................         25,804         119,598         149,833         343,444
                                                       ------------    ------------    ------------    ------------

  Expenses:
    Interest .......................................         70,044         134,166         350,147         640,881
    Management fee .................................         62,499          62,499         187,497         187,497
    General and administrative .....................         52,446          53,617         167,171         165,193
    Professional fees ..............................         21,512          22,381          63,287          75,844
    Amortization of deferred costs .................          7,002           7,832          21,007          26,414
                                                       ------------    ------------    ------------    ------------

                                                            213,503         280,495         789,109       1,095,829
                                                       ------------    ------------    ------------    ------------

      Total other revenue and expenses .............       (187,699)       (160,897)       (639,276)       (752,385)
                                                       ------------    ------------    ------------    ------------

Income (loss) before gain on disposition
  of investments in partnerships ...................        153,658         (35,030)        445,907          43,143

(Loss) gain on disposition
  of investments in partnerships ...................           --              --           (56,217)      5,879,778
                                                       ------------    ------------    ------------    ------------

Income (loss) before extraordinary (loss) gain
  from extinguishment of debt ......................        153,658         (35,030)        389,690       5,922,921

Extraordinary (loss) gain
  from extinguishment of debt ......................           --           (56,201)      9,665,289      10,018,558
                                                       ------------    ------------    ------------    ------------

Net income (loss) ..................................        153,658         (91,231)     10,054,979      15,941,479

Accumulated losses, beginning of period ............    (34,180,271)    (43,602,478)    (44,081,592)    (59,635,188)
                                                       ------------    ------------    ------------    ------------

Accumulated losses, end of period ..................   $(34,026,613)   $(43,693,709)   $(34,026,613)   $(43,693,709)
                                                       ============    ============    ============    ============


Net income (loss) allocated
  to General Partners (1.51%) ......................   $      2,320    $     (1,378)   $    151,830    $    240,716
                                                       ============    ============    ============    ============


Net income (loss) allocated
  to Initial and Special Limited Partners (1.49%) ..   $      2,290    $     (1,359)   $    149,819    $    237,528
                                                       ============    ============    ============    ============


Net income (loss) allocated
  to Additional Limited Partners (97%) .............   $    149,048    $    (88,494)   $  9,753,330    $ 15,463,235
                                                       ============    ============    ============    ============


Net income (loss) per unit of Additional Limited
  Partner Interest based on 50,000 units outstanding   $       2.98    $      (1.77)   $     195.07    $     309.26
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 10,054,979    $ 15,941,479

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,085,183)       (795,528)
    Amortization of deferred costs ............................................         21,007          26,414
    Loss (gain) on disposition of investments in partnerships .................         56,217      (5,879,778)
    Extraordinary gain from extinguishment of debt ............................     (9,665,289)    (10,018,558)

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          1,811          (2,547)
      Increase in accrued interest payable ....................................        350,147         640,880
      Payment of purchase money note interest .................................           --          (231,201)
      Decrease in accounts payable and accrued expenses .......................        (82,747)        (27,870)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (349,058)       (346,709)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        883,504         864,027
  Proceeds from disposition of investments in partnerships ....................           --         5,993,661
  Additional investment in partnership ........................................       (198,241)           --
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        685,263       6,857,688
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................           --        (5,993,661)
  Payment of purchase money note principal ....................................           --           (50,000)
  Distribution to Additional Limited Partners .................................     (3,244,150)     (1,622,237)
                                                                                  ------------    ------------

       Net cash used in financing activities ..................................     (3,244,150)     (7,665,898)
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................     (2,907,945)     (1,154,919)

Cash and cash equivalents, beginning of period ................................      6,292,654       8,936,520
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  3,384,709    $  7,781,601
                                                                                  ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $       --      $  3,976,115
                                                                                  ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the interim periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $2,982,853 as of September 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity dates of the purchase money notes related to the following properties were extended during 2000.

                                                  Original         Extended
         Property             Principal           Maturity         Maturity
         --------            -----------          --------         --------
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

         Property                       Principal        Date      Disposition
         --------                       ----------     --------    -----------
         Rolling Green at Amherst       $1,927,500     May 2000    Paid Off
         Rolling Green at Fall River    $4,600,000     May 2000    Paid Off
         Frenchman's Wharf II           $3,150,000     June 2001   Transferred

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2001, was $70,044 and $350,147, respectively, and $134,166 and $640,881 for the three and nine month periods ended September 30, 2000, respectively. The accrued interest payable on the purchase money notes of $2,982,853 and $9,156,205 as of September 30, 2001 and December 31, 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

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

     In 1996, the U. S. Department of Housing and Urban Development (HUD) sold the mortgage loan on Frenchman's Wharf II to a third party lender. In May 2000, the local managing general partner obtained a forbearance agreement from the lender which was originally scheduled to expire on March 31, 2001, but which was subsequently extended several times until June 25, 2001. The forbearance agreement allowed for the discounted payoff of the mortgage loan.

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

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership had forfeited its interest in Princeton to the noteholders. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partner interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro-rata portions of the then outstanding balance of the purchase money notes. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

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

     Due to the impending and likely transfer of the remaining 48% of the Partnership's investment in Princeton over the next two years, the net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $15,154 as of September 30, 2001 and $23,362 as of December 31, 2000, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets.

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     On May 31, 2000, Rolling Green at Fall River sold its property. The entire net sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to its investment in this Local Partnership. The sale resulted in gain on disposition of investment in partnerships of $3,542,933, and in extraordinary gain from extinguishment of debt of $7,746,946 for financial statement purposes in 2000. The total federal tax gain related to Rolling Green at Fall River was $16,771,387 in 2000. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

     On May 31, 2000, Rolling Green at Amherst sold its property. The entire net sale proceeds to the Partnership were used to pay off, at a discount, the Partnership's purchase money note obligation related to its investment in this Local Partnership. The sale resulted in gain on disposition of investment in partnership of $2,336,845, and in extraordinary gain from extinguishment of debt of $1,786,750 for financial statement purposes in 2000. The total federal tax gain related to Rolling Green at Amherst was $6,383,325 in 2000. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

b.   Advances to Local Partnerships
     ------------------------------

     As of September 30, 2001 and December 31, 2000, the Partnership had advanced funds to Local Partnerships totaling $150,000 and $474,410, respectively. Accrued interest receivable on these advances was $0 and $187,372 as of September 30, 2001 and December 31, 2000, respectively. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the related Local Partnership level during prior years.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Frenchman's Wharf II
                              --------------------

     To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of December 31, 2000. Accrued interest receivable was $187,372 as of December 31, 2000. See Note 2.a. above concerning the transfer of the property related to Frenchman's Wharf II on June 22, 2001.

                           Posada Vallarta Apartments
                           --------------------------

     The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $450,000 for application and rate lock fees. As of both September 30, 2001 and December 31, 2000, $300,000 of the advance had been repaid to the Partnership. For financial reporting purposes, the remaining advance has been reduced to zero by the Partnership as a result of losses at the related Local Partnership level during prior years.

c.   Property matters
     ----------------

                                   Chevy Chase
                                   -----------

     The Managing General Partner and the local managing general partner (CRHC, an affiliate of the Managing General Partner) analyzed whether to refinance the HUD Section 236 interest rate subsidized mortgage loan related to Chevy Chase Park, Ltd. (Chevy Chase) or to enter the Mark-up-to-Market program. The local managing general partner agreed to HUD's analysis of the property and proposal for Mark-up-to-Market, and the property has entered into the Mark-up- to-Market program effective September 2000, for a five year term, subject to the annual availability of funding by Congress. As a result of the Property's entry into the Mark-up-to- Market program, gross rents increased by approximately $475,000 per year.

                                Country Place II
                                ----------------

     The Section 8 Housing Assistance Payments (HAP) contract for the property owned by Second Blackburn Ltd. Partnership (Country Place II) originally expired August 29, 2000. The Section 8 HAP contract covers 20% of the property's apartment units. The Local Partnership has caused the Section 8 HAP contract to be renewed periodically, with the current renewal period expiring in June 2002, at which time the Local Partnership intends to opt out of the HAP program.

                                Orangewood Plaza
                                ----------------

     The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment complex in Orange Cove, California, was never formally converted to a permanent loan. It is now anticipated that this loan will be restructured in 2001 as a permanent loan, with no tax impact to either the Local Partnership or the Partnership. There is no assurance that the restructuring will be

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

consummated. Accordingly, there is no assurance that the Partnership will be able to retain its interest in Orangewood Plaza. This uncertainty does not adversely impact the Partnership's financial condition, as discussed above.

     In 1983, the Partnership pledged its interest in the Local Partnership as security on an acquisition note, in the amount of $170,000, made by the Local Partnership. The note matured on July 28, 1998 and was not paid when due. On May 7, 2001, the Partnership made a capital contribution of $198,241 to the Local Partnership, which amount was used to pay in full the principal and accrued interest on the acquisition note.

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

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

     On May 31, 2000, Rolling Green at Fall River and Rolling Green at Amherst were sold. See Note 2.a. above for further information concerning these sales.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 and 15 Local Partnerships in which the Partnership was invested as of September 30, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and nine months ended September 30, 2001 and 2000 include information for the Local Partnerships through date of transfer or sale.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                  For the three months ended     For the nine months ended
                                        September 30,                   September 30,
                                  ---------------------------    --------------------------
                                      2001           2000          2001             2000
                                  -----------    -----------     ----------     -----------
Revenue:
  Rental ......................   $  5,178,159   $  4,730,118    $ 14,900,954   $ 16,005,558
  Other .......................        204,742        231,457         640,459        653,299
                                  ------------   ------------    ------------   ------------

    Total revenue .............      5,382,901      4,961,575      15,541,413     16,658,857
                                  ------------   ------------    ------------   ------------

Expenses:
  Operating ...................      3,117,492      3,113,854       8,758,010      9,767,400
  Interest ....................      1,278,124      1,431,546       4,134,503      4,791,568
  Depreciation and amortization        813,057        925,287       2,634,343      3,149,318
                                  ------------   ------------    ------------   ------------

    Total expenses ............      5,208,673      5,470,687      15,526,856     17,708,286
                                  ------------   ------------    ------------   ------------

Net income (loss) .............   $    174,228   $   (509,112)   $     14,557   $ (1,049,429)
                                  ============   ============    ============   ============


     As of September 30, 2001 and 2000, the Partnership's share of cumulative losses to date for 8 and 10 of the 14 and 15 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $20,871,755 and $25,721,927, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


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

                           September 30, 2001 and 2000

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

     Country Place II has a Section 8 HAP contract which covers 20% of the property's apartment units. The current renewal period of the Section 8 HAP contract expires in June 2002, at which time the Local Partnership intends to opt out of the HAP program.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As of September 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $34,254 and $123,502 for the three and nine month periods ended September 30, 2001, respectively, and $35,040 and $128,913 for the three and nine month periods ended September 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 and $187,497 for each of the three and nine month periods ended September 30, 2001 and 2000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the nine month periods ended September 30, 2001 or 2000.



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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,384,709 as of September 30, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. As of November 5, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $2,982,853 as of September 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity dates of the purchase money notes related to the following properties were extended during 2000.

                                              Original         Extended
         Property         Principal           Maturity         Maturity
         --------        -----------          --------         --------
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

         Property                        Principal       Date      Disposition
         --------                        ----------     --------   -----------
         Rolling Green at Amherst        $1,927,500     May 2000    Paid Off
         Rolling Green at Fall River     $4,600,000     May 2000    Paid Off
         Frenchman's Wharf II            $3,150,000     June 2001   Transferred


     See the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine month period ended September 30, 2001, due primarily to a distribution to Additional Limited Partners made on May 2, 2001. However, the receipt of distributions from partnerships exceeded net cash used in operating activities and cash used to make an additional investment in a partnership.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended September 30, 2001, compared to net loss for the corresponding period in 2000 primarily due to an increase in share of income from partnerships related to an increase in rental income at Chevy Chase Park, Ltd. (Chevy Chase) due to its entry into the Mark-up-to-Market program, as discussed in the notes to financial statements, partially offset by an increase in operating expenses at two properties and the absence of income in 2001 related to the sale of another property in 2000. Contributing to the Partnership's net income were a decrease in interest expense related to lower purchase money note balances, and an additional extraordinary loss related to a property sale in 2000, but not in 2001. Offsetting net income was a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2001.

     The Partnership's net income for the nine month period ended September 30, 2001, decreased from the corresponding period in 2000 primarily due to gain on disposition of investments in partnerships and extraordinary gain from extinguishment of debt related to the sales of Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) in 2000, which were larger than the corresponding amounts related to the transfer of Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) in 2001. Contributing to the decrease was lower interest revenue, as discussed above. Partially offsetting the decrease in the Partnership's net income were decreases in interest expense and amortization of deferred costs associated with the sale or transfer of properties. Also contributing to net income were an increase in share of income from partnerships related to Chevy Chase, as discussed above, and higher distributions in excess of basis received from two properties, partially offset by the Partnership's additional investment in Orangewood Plaza which had negative basis, and lower professional fees due to a decrease in legal fees.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2001 did not include losses of $232,887 and $756,672, respectively, compared to excluded losses of $411,392 and $1,154,693 for the three and nine month periods ended September 30, 2000, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.


Part II. OTHER INFORMATION
Item 5. Other Information
        -----------------

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

     The Managing General Partner recommended that Limited Partners reject the Peachtree Partners offer because it concluded that the tender offer was inadequate and not in the best interests of the Limited Partners.

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

     During 2001, a number of investors sold their Units in the Partnership to other investors, as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through August 13, 2001, the Partnership received sale transfer requests for approximately 4.9% of the total outstanding Units. Accordingly, to remain within the five percent safe harbor, effective August 13, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions are not being recognized by the Partnership between August 14, 2001 and December 31, 2001. The halt will be lifted effective January 1, 2002.

                                Cash distribution
                                -----------------

     On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2001.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL REALTY INVESTORS-II LIMITED
                             PARTNERSHIP
                           -----------------------------------------------------
                           (Registrant)

                           by:  C.R.I., Inc.
                                ------------------------------------------------
                                Managing General Partner




November 5, 2001                by:  /s/ Michael J. Tuszka
----------------                     -------------------------------------------
DATE                                 Michael J. Tuszka
                                       Vice President
                                       and Chief Accounting Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)