Form 10KSB
period 2001-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2002-03-28
CIK 713571

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

                   For the fiscal year ended December 31, 2001


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,428,743.

The units of limited partner interest of the Registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                        Page

                                     PART I


Item 1.  Business....................................................... I-1
Item 2.  Properties..................................................... I-5
Item 3.  Legal Proceedings.............................................. I-5
Item 4.  Submission of Matters to a Vote of Security Holders............ I-5


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters ............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................... II-3
Item 7.  Financial Statements........................................... II-8
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure....................... II-8


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant............. III-1
Item 10. Executive Compensation......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management. III-2
Item 12. Certain Relationships and Related Transactions................. III-3
Item 13. Exhibits and Reports on Form 8-K............................... III-3

Signatures.............................................................. III-5

Financial Statements.................................................... III-7

Exhibit No. 99 b.
    Reports of Other Auditors........................................... III-25

                                     PART I

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983 when it became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 2001, the Partnership retained investments in 14 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income, or a conventionally financed complex. The original objectives of these investments, not necessarily in order of importance, were to:

          (i)  preserve and protect the Partnership's capital;

         (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

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

                                     PART I

        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2001, follows.

                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                                                                                       Units        Expiration
                            Mortgage                                                               Authorized for       of
 Name and Location         Payable at           Financed and/or Insured           Number of         Rental Asst.     Section 8
of Apartment Complex      12/31/01 (2)          and/or Subsidized Under          Rental Units       Under Sec. 8    HAP Contract
--------------------      ------------       -----------------------------       ------------      --------------   -------------
Arrowhead Apts.           $ 6,751,850        Conventional                             200                87          05/31/06 (4)
 Palatine, IL

Chevy Chase Park            3,154,998        Metropolitan Savings Bank                232               228          09/22/05 (6)
 Centerville, OH                              (MSB)/Federal Housing
                                              Administration (FHA)

Country Place I             7,061,909        Maryland Community Development           192                38          08/10/09
 Burtonsville, MD                             Administration (MCDA)

Country Place II            4,279,945        HUD                                      120                24          06/30/02 (4)(7)
 Burtonsville, MD

Four Winds West               891,505        GMAC HUD Insured through Section          62                62          10/14/04 (4)
 Birmingham, AL                               221 (d)(4) of the National Housing
                                              Act (NHA)/Section 8

Golden Acres                1,178,367        California Housing Finance Agency         46                45          09/28/13
 Chowchilla, CA                               (CHFA)/Section 8

Mercy Terrace               8,379,282        Section 221(d)(4) of the NHA/            158               158          11/30/03
 San Francisco, CA                            Section 8

The Moorings                8,005,765        Conventional                             216                80          03/31/07 (4)
 Roselle, IL

Orangewood Plaza            1,826,500        CHFA                                      40                33          07/01/14 (5)
 Orange Cove, CA

Posada Vallarta            14,479,564        Conventional                             336                70          02/16/04
 Phoenix, AZ

Princeton Community         7,666,187        New Jersey Housing & Mortgage            239                26          10/01/24 (4)
 Village                                      Finance Agency
 Princeton, NJ

Rock Glen                   3,476,890        Section 221(d)(4) of the NHA             241                 0             --
 Baltimore, MD

Troy Manor Apts.              830,318        Rural Housing & Community                 50                50          10/28/05 (4)
 Troy, AL                                     Development Services (RHCD)/Section 8

Westgate Tower Apts.                         Michigan Sate Housing Develop-           148                 0                --
 Westland, MI               1,782,751         ment Authority/236
                          -----------                                            --------          --------
Totals 14                 $69,765,831                                               2,280               901
                          ===========                                            ========          ========

                                   (continued)

                                     PART I

        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                      Average Effective Annual
                                      Units Occupied As                                    Rental Per Unit
                                  Percentage of Total Units                              for the Years Ended
                                      As of December 31,                                     December 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
of Apartment Complex          2001   2000    1999    1998   1997        2001        2000        1999        1998       1997
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Arrowhead Apts.                94%   100%     98%     97%    99%      $ 10,606    $ 10,205    $  9,852    $  9,755   $  9,044
 Palatine, IL

Chevy Chase Park               97%    98%     96%     92%    97%         7,608       4,141       4,077       4,291      4,360
 Centerville, OH

Country Place I                99%    97%     98%     97%    96%        10,728      10,194       9,819       9,557      9,330
 Burtonsville, MD

Country Place II              100%    98%     97%     98%    97%        10,894      10,312      10,002       9,821      9,484
 Burtonsville, MD

Four Winds West               100%    99%     98%     99%    97%         5,152       5,190       5,006       5,075      5,079
 Birmingham, AL

Golden Acres                   99%    98%     87%     98%   100%         6,498       6,355       6,324       6,443      6,495
 Chowchilla, CA

Mercy Terrace                  93%   100%    100%    100%    99%        14,717      14,794      14,820      14,836     14,801
 San Francisco, CA

The Moorings                   97%    99%     96%    100%    94%        10,570      10,425       9,679       9,693      9,372
 Roselle, IL

Orangewood Plaza              100%   100%    100%    100%   100%         2,503       2,435       2,382       2,414      2,419
 Orange Cove, CA

Posada Vallarta                94%    98%     87%     86%    96%         7,175       6,841       6,868       7,193      6,623
 Phoenix, AZ

Princeton Community
 Village                       97%    97%     97%     96%    93%         8,668       8,016       7,126       7,036      7,132
 Princeton, NJ

Rock Glen                      97%    97%     97%     99%    99%         5,695       5,470       5,354       5,176      5,011
 Baltimore, MD

Troy Manor Apts.              100%   100%    100%    100%   100%         4,758       4,685       4,664       4,681      4,677
 Troy, AL

Westgate Tower Apts.           96%    97%     95%     96%    98%         4,018       3,739       3,618       3,633      3,702
 Westland, MI
                              ---    ---     ---     ---    ---       --------    --------    --------    --------   --------
Totals(3) 14                   97%    98%     96%     97%    98%      $  7,828    $  7,343    $  7,114    $  7,115   $  6,966
                              ===    ===     ===     ===    ===       ========    ========    ========    ========   ========

                                   (continued)

                                     PART I

        --------

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2001.

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

(7)  This contract will not be renewed in 2002 by the Local Partnership.

     On May 31, 2000, Rolling Green at Fall River and Rolling Green at Amherst were sold. See the notes to the financial statements for additional information concerning these sales.

     On May 7, 2001, the Partnership made an additional investment in Orangewood Plaza, which in turn, paid off an acquisition note in full. See the notes to the financial statements for additional information concerning these transactions.

     On June 22, 2001, Frenchman's Wharf II was transferred to an assignee of the mortgagee by deed-in-lieu of foreclosure. See the notes to the financial statements for additional information concerning this transfer.


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-II Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1 for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS
          ---------------------------

     (a) There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

          On  April  2,  2000,  Peachtree  Partners  (Peachtree)   initiated  an
          unregistered tender offer to purchase approximately 2,450 of the outstanding Units in the Partnership at a price of $50 per Unit; the offer expired May 19, 2000. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

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

          The Managing General Partner did not express any opinion and remained neutral toward the two offers for the purchase of Units described above.

          On or about May 10, 2001, Limited Partners in the Partnership may have received an unregistered tender offer from Peachtree to purchase their Units in the Partnership for the cost of the $100 transfer fee.

          The Managing General Partner recommended that Limited Partners reject the Peachtree offer because it concluded that the tender offer was inadequate and not in the best interests of the Limited Partners.

          On June 22, 2001, Equity Resources Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase up to 10,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired July 23, 2001. On November 19, 2001, Lexington initiated a registered tender offer to purchase up to 10,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired December 19, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Lexington and do not necessarily represent the fair market value of each Unit.

          In response to the Lexington tender offers, on July 5, 2001 and December 3, 2001, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS - Continued
          ---------------------------

          During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through August 13, 2001, the Partnership received sale transfer requests for approximately 4.9% of the total outstanding Units. Accordingly, to remain within the five percent safe harbor, effective August 13, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between August 14, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002.

     (b) As of March 28, 2002 there were approximately 3,300 registered holders of Units in the Partnership.

     (c) On January 28, 2000, the Partnership made a cash distribution of $1,622,237 ($32.50 per Unit) to Additional Limited Partners who were holders of record as of December 15, 1999; this distribution was a result of the sale of Wexford Ridge. On October 30, 2000, the Partnership made a cash distribution of $1,497,450 ($30.00 per Unit) to Additional Limited Partners who were holders of record as of September 30, 2000; this distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On May 2, 2001 the partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001; this distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

          The Partnership received distributions of $883,504 and $864,027 from Local Partnerships during 2001 and 2000, respectively. Some of the Local Partnerships operate under restrictions imposed by certain federal and/or state government agencies that limit the cash return available to the Partnership.

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

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the properties) intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, certain of the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in Local Partnerships. Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, C.R.I., Inc. (the Managing General Partner) continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interest in the Local Partnership.

     The Managing General Partner has sold, and will continue to sell, certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to tax credit and not-for-profit purchasers. The Managing General Partner intends to use all or part of the Partnership's net proceeds (after a partial distribution to limited partners) from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

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

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS- Continued
          -----------------------------------

obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired
Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for up to one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for up to one year, but at rents reduced to 100% of fair market rents (Mark-to-Market). All expiring
Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration
(FHA), became subject to the Mark-to-Market legislation.

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring
Section 8 HAP contracts not to convert these properties to market rate housing.

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

     There have been no major changes in federal housing policy in 2001.

                                     PART II



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS- Continued
          -----------------------------------

     Country Place II has a Section 8 HAP contract which covers 20% of the property's apartment units. The current renewal period of the Section 8 HAP contract expires in June 2002, at which time the Local Partnership intends to opt out of the HAP program.

     As of December 31, 2001, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2002 was $53,422.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2001, the Partnership had approximately 3,400 investors who subscribed to a total of 50,000 units of limited partner interest in the original amount of $50,000,000. The Partnership originally made investments in 22 Local Partnerships, of which 14 remain at December 31, 2001. The Partnership's liquidity, with unrestricted cash resources of $3,242,912 as of December 31, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 21, 2001, there were no material commitments for capital expenditures.

     During 2001 and 2000, the Partnership received cash distributions of $883,504 and $864,027, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of non-recourse purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $3,052,897 as of December 31, 2001, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The maturity date of the purchase money notes related to the following properties were extended during 2000.

                                               Original         Extended
     Property             Principal            Maturity         Maturity
     --------            ----------            --------         --------
     Princeton           $  500,000            01/01/99         06/30/03
     Westgate            $1,400,000 (1)        09/01/98         09/01/03

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

     In addition, in June 2001, the property owned by Frenchman's Wharf II was transferred by deed-in-lieu of foreclosure to an assignee of the mortgagee, thereby rendering the collateral for the related non-recourse purchase money note of nominal value.

                                     PART II



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS- Continued
          -----------------------------------

     See the notes to the financial statements for additional information concerning purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during 2001 due primarily to a distribution to Additional Limited Partners made on May 2, 2001. However, the receipt of

                                     PART II



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS- Continued
          -----------------------------------

distributions from partnerships exceeded net cash used in operating activities and cash used to make an additional investment in a Local Partnership.

     On January 28, 2000, the Partnership made a cash distribution of $1,622,237 ($32.50 per Unit) to Additional Limited Partners who were holders of record as of December 15, 1999; this distribution was a result of the sale of Wexford Ridge. On October 30, 2000, the Partnership made a cash distribution of $1,497,450 ($30.00 per Unit) to Additional Limited Partners who were holders of record as of September 30, 2000; this distribution was a result of cash resources accumulated from operations and distributions from partnerships. On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001; this distribution was a result of cash resources accumulated from operations and distributions from partnerships. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

2001 Versus 2000
----------------

     The Partnership's net income for the year ended December 31, 2001 decreased from the year ended December 31, 2000, primarily due to gain on disposition of investments in partnerships and extraordinary gain from extinguishment of debt related to the sales of Roberts Fall River Associates (Rolling Green at Fall River) and Roberts Amherst Associates (Rolling Green at Amherst) in 2000, which were larger than the corresponding amounts related to the transfer of
Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) in 2001. Contributing to the decrease in the Partnership's net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2001, and an increase in general and administrative expenses due to higher reimbursed payroll costs. Offsetting the decrease in the Partnership's net income were an increase in share of income from partnerships related to an increase in rental income at Chevy Chase Park Ltd. (Chevy Chase) due to its entry into the Mark-up-to-Market program, partially offset by the Partnership's additional investment in Orangewood Plaza which had negative basis, a decrease in interest expense due to lower purchase money note balances, and a decrease in professional fees due to a decrease in legal fees.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2001 and 2000 did not include losses of $1,332,296 and $2,002,620, respectively. Distributions of $546,847 and $440,632, received from ten and eight Local Partnerships during 2001 and 2000, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

                                     PART II



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS- Continued
          -----------------------------------

     The combined rental revenues of the Partnership's remaining 14 properties for the five years ended December 31, 2001, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2001 and prior years.

                                                        For the years ended December 31,
                       -------------------------------------------------------------------------------------------------
                          2001                  2000                  1999                  1998                  1997
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $19,267,461           $17,817,541           $17,186,577           $17,223,135           $16,742,439

Annual Percentage
  Increase                            8.1%                  3.7%                  (0.3%)                2.9%


ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     None.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

     (a)  and (b)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a)  and (b)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 65, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 55, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 43, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell has resigned her position effective March 29, 2002.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.




                                      III-1

                                    PART III


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units), at March 28, 2002.

              Name and Address           Amount and Nature         % of total
             of Beneficial Owner      of Beneficial Ownership     Units issued
          ------------------------    -----------------------     -------------
           Equity Resources Group,            5,020 Units              10.0%
             Incorporated, et. al.
             14 Story Street
             Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 28, 2002, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

               Name of                    Amount and Nature         % of total
           Beneficial Owner            of Beneficial Ownership     Units issued
           ----------------            -----------------------     ------------
           William B. Dockser                    None                   0.0%
           H. William Willoughby                 None                   0.0%
           All Directors and Officers
             as a Group (3 persons)              None                   0.0%

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

     (a)  and (b) Transactions with management and others.

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

     (c)  Certain business relationships.

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

          b. Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested. (This information begins at page III-25.)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.


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



March 28, 2002                         by:  /s/ William B. Dockser
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


March 28, 2002                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary




March 28, 2002                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-II Limited Partnership

     We have audited the balance sheets of Capital Realty Investors-II Limited Partnership (a Maryland limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $717,807 and $120,009 of income in 2001 and 2000, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2001 and 2000 and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                           Grant Thornton LLP


Vienna, Virginia
March 15, 2002

                                      III-6

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2001            2000
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $  1,308,952    $    729,191
Investment in partnerships held for sale or transfer ..............................         15,154          79,579
Cash and cash equivalents .........................................................      3,242,912       6,292,654
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $259,959 and $245,626, respectively ..........        170,029         184,362
Property purchase costs,
  net of accumulated amortization of $243,162 and $229,486, respectively ..........        167,124         180,800
Other assets ......................................................................            108           2,538
                                                                                      ------------    ------------

   Total assets ...................................................................   $  4,904,279    $  7,469,124
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT



Due on investments in partnerships ................................................   $  1,900,000    $  5,050,000
Accrued interest payable ..........................................................      3,052,897       9,156,205
Accounts payable and accrued expenses .............................................         78,568         176,350
                                                                                      ------------    ------------

   Total liabilities ..............................................................      5,031,465      14,382,555
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (10,814,009)     (7,569,859)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (34,051,197)    (44,081,592)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................       (127,186)     (6,913,431)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  4,904,279    $  7,469,124
                                                                                      ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-7

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                                                    For the years ended
                                                                                        December 31,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                 ------------    ------------
Share of income from partnerships ............................................   $  1,265,026    $    626,842
                                                                                 ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ................................................        163,717         465,874
                                                                                 ------------    ------------

  Expenses:
    Interest .................................................................        420,191         784,167
    Management fee ...........................................................        249,996         249,996
    General and administrative ...............................................        217,746         199,786
    Professional fees ........................................................         91,478         169,217
    Amortization of deferred costs ...........................................         28,009          34,245
                                                                                 ------------    ------------

                                                                                    1,007,420       1,437,411

      Total other revenue and expenses .......................................       (843,703)       (971,537)
                                                                                 ------------    ------------

Income (loss) before (loss) gain on disposition of investments in partnerships
  and extraordinary gain from extinguishment of debt .........................        421,323        (344,695)

(Loss) gain on disposition of investments in partnerships ....................        (56,217)      5,879,778
                                                                                 ------------    ------------

Income before extraordinary gain from extinguishment of debt .................        365,106       5,535,083

Extraordinary gain from extinguishment of debt ...............................      9,665,289      10,018,513
                                                                                 ------------    ------------

Net income ...................................................................   $ 10,030,395    $ 15,553,596
                                                                                 ============    ============



Net income allocated to General Partners (1.51%) .............................   $    151,459    $    234,859
                                                                                 ============    ============


Net income allocated to Initial and Special Limited Partners (1.49%) .........   $    149,453    $    231,749
                                                                                 ============    ============


Net income allocated to Additional Limited Partners (97%) ....................   $  9,729,483    $ 15,086,988
                                                                                 ============    ============


Net income per unit of Additional Limited Partner Interest
  based on 50,000 units outstanding ..........................................   $     194.59    $     301.74
                                                                                 ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                              Initial and
                                                                                Special         Additional
                                                           General              Limited          Limited
                                                           Partners             Partners         Partners             Total
                                                          ----------          -----------      ------------        ------------
Partners' deficit, January 1, 2000                        $(914,481)           $(888,820)      $(19,166,276)       $(20,969,577)

  Net income                                                234,859              231,749         15,086,988          15,553,596

  Distribution of $30.00 per unit
    of Additional Limited Partner Interest                       --                   --         (1,497,450)         (1,497,450)
                                                          ---------            ---------       ------------        ------------

Partners' deficit, December 31, 2000                       (679,622)            (657,071)        (5,576,738)         (6,913,431)

  Net income                                                151,459              149,453          9,729,483          10,030,395

  Distribution of $65.00 per unit
    of Additional Limited Partner Interest                       --                   --         (3,244,150)         (3,244,150)
                                                          ---------            ---------       ------------        ------------

Partners' (deficit) capital, December 31, 2001            $(528,163)           $(507,618)      $    908,595        $   (127,186)
                                                          =========            =========       ============        ============

                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                          December 31,
                                                                                 -----------------------------
                                                                                    2001              2000
                                                                                 -----------      ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 10,030,395    $ 15,553,596

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,265,026)       (626,842)
    Amortization of deferred costs ............................................         28,009          34,245
    Loss (gain) on disposition of investments in partnerships .................         56,217      (5,879,778)
    Extraordinary gain from extinguishment of debt ............................     (9,665,289)    (10,018,513)

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          2,430          (2,538)
      Increase in accrued interest payable ....................................        420,191         784,167
      Payment of purchase money note interest .................................           --          (231,201)
      (Decrease) increase in accounts payable and accrued expenses ............        (97,782)         48,658
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (490,855)       (338,206)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        883,504         864,027
  Proceeds from disposition of investments in partnerships ....................           --         5,993,661
  Additional investment in partnership ........................................       (198,241)           --
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        685,263       6,857,688
                                                                                  ------------    ------------


Cash flows from financing activities:
  Payoff of purchase money notes and related interest .........................           --        (5,993,661)
  Payment of purchase money note principal ....................................           --           (50,000)
  Distributions to Additional Limited Partners ................................     (3,244,150)     (3,119,687)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (3,244,150)     (9,163,348)
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................     (3,049,742)     (2,643,866)

Cash and cash equivalents, beginning of year ..................................      6,292,654       8,936,520
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  3,242,912    $  6,292,654
                                                                                  ============    ============




Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ......................................   $       --      $  3,976,115
                                                                                  ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-II, a limited partnership which includes certain current officers and former employees of CRI or its affiliates. The Special Limited Partner is Two Broadway Associates II, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

          The Partnership sold 50,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on June 20, 1983.

     b. Method of accounting
        --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2001 and 2000, the Partnership's share of cumulative losses of 9 and 11 of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $20,866,146 and $25,853,163, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 2001 and 2000, cumulative cash distributions of $14,098,407 and $13,551,560, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

                                     III-11

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

     d.   Investment in partnership held for sale or transfer
          ---------------------------------------------------

          On both June 1, 2001 and May 31, 2000, the purchase money noteholder purchased 26% of the Partnership's original interest in Princeton, as further discussed in Note 2.a. The partnership's investment in this Local Partnership was reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets at December 31, 2001 and 2000. In January 2001, the Local Partnership entered into a contract to sell
     Frenchman's Wharf I, also as discussed in Note 2.a. Accordingly, the Partnership's investment in this Local Partnership was reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2000. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.

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

     h.   Use of estimates
          ----------------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     i.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2001, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

                                     III-12

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

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

     j.   New accounting pronouncement
          ----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142 or the
     Statement), "Goodwill and Other Intangible Assets," which supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002, however, earlier application is permitted. The General Partner believes that the adoption of SFAS No. 142 will not have a material impact on the financial position or the results of operations of the Partnership.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2001 and 2000, the Partnership held limited partner interests in 14 and 15 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                      December 31,
                                           ---------------------------------
                                              2001                  2000
                                           -----------           -----------

     Purchase money notes due in:
       1998                                $        --           $ 3,150,000
       2003                                  1,900,000             1,900,000
                                           -----------           -----------

           Subtotal                          1,900,000             5,050,000
                                           -----------           -----------

     Accrued interest payable                3,052,897             9,156,205
                                           -----------           -----------

           Total                           $ 4,952,897           $14,206,205
                                           ===========           ===========



                                     III-13

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          The remaining purchase money notes have stated interest rates of 9% and 12%. The purchase money notes are payable in full upon the earliest of:
     (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The maturity date of the purchase money notes related to the following properties were extended during 2000.

                               Original                              Extended
          Property             Principal            Maturity         Maturity
          ---------            ----------           --------         --------
          Princeton            $  500,000           01/01/99         06/30/03
          Westgate             $1,400,000 (1)       09/01/98         09/01/03

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

          In addition, in June 2001, the property owned by Frenchman's Wharf II was transferred by deed-in-lieu of foreclosure to the as assignee of the mortgagee, thereby rendering the collateral for the related non-recourse purchase money note of nominal value.

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

                                     III-14

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

          The Managing General Partner continues to address the maturity of its debt obligations and to seek solutions which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2001 and 2000 was $420,191 and $784,167, respectively. The accrued interest payable on the purchase money notes of $3,052,897 and $9,156,205 as of December 31, 2001 and 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

          In 1996, the U. S. Department of Housing and Urban Development (HUD) sold the mortgage loan on Frenchman's Wharf II to a third party lender. The mortgage loan matured in May 2000, but was not paid. In May 2000, the local managing general partner obtained a forbearance agreement from the lender which was originally scheduled to expire on March 31, 2001, but which was subsequently extended several times until June 25, 2001. The forbearance agreement allowed for the discounted payoff of the mortgage loan.

                                     III-15

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          In January 2001, the Local Partnership entered into a contract to sell the property. However, the purchaser was unable to consummate the purchase. As a result, in accordance with the forbearance agreement, on June 22, 2001, the property was transferred by deed-in-lieu of foreclosure to an assignee of the mortgagee. The transfer of the property and resulting loss of the Partnership's interest in Frenchman's Wharf II resulted in extraordinary gain from extinguishment of debt of $9,281,166 and loss on disposition of investments in partnerships of $56,217 for financial statement purposes in 2001, and a total gain of $16,450,868 for federal tax purposes in 2001.

          In recognition of the transfer of the Frenchman's Wharf II property, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $56,217 as of December 31, 2000, were reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2000.

                                    Princeton
                                    ---------

          The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership had forfeited its interest in Princeton to the noteholders. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partner interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro- rata portions of the then outstanding balance of the purchase money notes. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note. However, pursuant to the option agreement with the noteholder, the noteholder can exercise its acquisition of the final portion of the
     Partnership's interest between January 1, 2003 and June 30, 2003. Therefore, the Partnership has selected the earliest maturity date of the purchase money note to be June 30, 2003.

          On both June 1, 2001 and May 31, 2000, pursuant to the option agreement, the noteholder purchased 26% of the Partnership's original interest in Princeton, the consideration for which was the cancellation of a like percentage of the outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in extraordinary gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in cancellation of indebtedness income of $1,583,512 and $1,960,030 for federal tax purposes in 2001 and 2000, respectively.

          Due to the impending and likely transfer of the remaining 46.99% of the Partnership's investment in Princeton over the next two years, the net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $15,154 as of December 31, 2001 and $23,362 as of December 31, 2000, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets.

                                     III-16

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 46.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2001 and 2000, the Partnership received cash distributions from the rental operations and mortgage refinancings of the Local Partnerships of $883,504 and $864,027, respectively. As of both December 31, 2001 and 2000, 10 of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,919,394 and $1,147,974, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

                                     III-17

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

     c.   Advances to Local Partnerships
          ------------------------------

          As of December 31, 2001 and December 31, 2000, the Partnership had advanced funds to Local Partnerships totaling $0 and $324,410, respectively. Accrued interest receivable on these advances was $0 and $187,372 as of December 31, 2001 and December 31, 2000, respectively. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the related Local Partnership level during prior years.

                              Frenchman's Wharf II
                              --------------------

          To cover operating deficits incurred in prior years for Frenchman's Wharf II, the Partnership advanced funds totaling $324,410 as of December 31, 2000. Accrued interest receivable was $187,372 as of December 31, 2000. For financial reporting purposes, these loans were reduced to zero by the Partnership as a result of losses from the related Local Partnership during prior years. See Note 2.a. above concerning the transfer of the property related to Frenchman's Wharf II on June 22, 2001.

                           Posada Vallarta Apartments
                           --------------------------

          The Managing General Partner and the local managing general partner of Posada Associates Limited Partnership (Posada Vallarta Apartments) refinanced the property's mortgage loan on May 26, 1998. In connection with such refinancing, the Partnership advanced the Local Partnership $300,000 for rate lock fees and contributed $150,000 to the Local Partnership for application fees. The $300,000 advance was repaid to the Partnership in 1998. For financial reporting purposes, the capital contribution of $150,000 has been reduced to zero by the Partnership as a result of losses at the related Local Partnership level during prior years.

                                     III-18

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     d.   Property matters
          ----------------

                                   Chevy Chase
                                   -----------

          The Managing General Partner and the local managing general partner (C.R.H.C., Incorporated, an affiliate of the Managing General Partner) analyzed whether to refinance the HUD Section 236 interest rate subsidized mortgage loan related to Chevy Chase Park, Ltd. (Chevy Chase) or to enter the Mark-up-to-Market program. The local managing general partner agreed to HUD's analysis of the property and proposal for Mark-up-to- Market, and the property entered the Mark-up-to-Market program effective September 2000 for a five year term, subject to the annual availability of funding by Congress. As a result of the Property's entry into the Mark-up-to-Market program, gross rents increased by approximately $475,000 per year.

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

                              Frenchman's Wharf II
                              --------------------

          On June 22, 2001, the Frenchman's Wharf II property was transferred to an assignee of the mortgagee. See Note 2.a., above, for further information concerning this transfer.

                                Orangewood Plaza
                                ----------------

          The 1983 construction loan related to Orangewood Plaza, a 40-unit apartment complex in Orange Cove, California, was never formally converted to a permanent loan. It is now anticipated that this loan will be restructured in 2002 as a permanent loan, with no tax impact to either the Local Partnership or the Partnership. There is no assurance that the restructuring will be consummated.

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

                                     III-19

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

            Rolling Green at Fall River and Rolling Green at Amherst
            --------------------------------------------------------

          On May 31, 2000, Rolling Green at Fall River and Rolling Green at Amherst were sold. See Note 2.a., above, for further information concerning these sales.

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 14 and 15 Local Partnerships in which the Partnership is invested as of December 31, 2001 and 2000, respectively, follow. The combined statements of operations for the year ended December 31, 2000, include information for Rolling Green at Fall River and Rolling Green at Amherst through the dates of sale. The combined statement of operations for the year ended December 31, 2001, includes information for Frenchman's Wharf II through the date of transfer of the property.


                             COMBINED BALANCE SHEETS

                                                                            December 31,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
     Rental property, at cost, net of accumulated depreciation
       of $56,004,042 and $59,841,914, respectively               $ 39,157,766      $ 40,855,901
     Land                                                            4,960,118         7,503,428
     Other assets                                                   11,016,439         9,984,668
                                                                  ------------      ------------

         Total assets                                             $ 55,134,323      $ 58,343,997
                                                                  ============      ============


     Mortgage notes payable                                       $ 69,765,831      $ 78,729,965
     Other liabilities                                              13,296,874        15,314,794
     Due to general partners                                         4,465,399         4,507,399
                                                                  ------------      ------------

         Total liabilities                                          87,528,104        98,552,158

     Partners' deficit                                             (32,393,781)      (40,208,161)
                                                                  ------------      ------------

         Total liabilities and partners' deficit                  $ 55,134,323      $ 58,343,997
                                                                  ============      ============


                        COMBINED STATEMENTS OF OPERATIONS

                                                                       For the years ended
                                                                           December 31,
                                                                  ------------------------------
                                                                       2001              2000
                                                                  ------------      ------------
     Revenue:
       Rental                                                     $ 20,122,154      $ 21,676,120
       Interest                                                        218,496           280,805
       Other                                                           933,883           660,891
                                                                  ------------      ------------

         Total revenue                                              21,274,533        22,617,816
                                                                  ------------      ------------

     Expenses:
       Operating                                                    12,196,165        13,539,048
       Interest                                                      5,417,768         6,157,034
       Depreciation                                                  3,398,736         3,887,720
       Amortization                                                     72,487           511,270
       Other                                                            11,721           154,991
                                                                  ------------      ------------

         Total expenses                                             21,096,877        24,250,063
                                                                  ------------      ------------

     Net income (loss)                                            $    177,656      $ (1,632,247)
                                                                  ============      ============

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

                                                                                     For the years ended
                                                                                         December 31,
                                                                                 -----------------------------
                                                                                    2001              2000
                                                                                 -----------       -----------
          Financial statement net income (loss)                                  $   177,656       $(1,632,247)

          Adjustments:
            Additional book depreciation,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                         2,787,585         3,166,050

            Amortization for financial statement purposes
              not deducted for income tax purposes                                     2,703             2,998

            Miscellaneous, net                                                       165,729           106,993
                                                                                 -----------       -----------

          Taxable income                                                         $ 3,133,673       $ 1,643,794
                                                                                 ===========       ===========


3.   RELATED PARTY TRANSACTIONS
     --------------------------

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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2001 and 2000, the Partnership paid $169,127 and $161,033, respectively, to the Managing General partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

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

                                     III-21

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued
     --------------------------

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

     For each of the years ended December 31, 2001 and 2000, the Partnership paid the Managing General Partner a Management Fee of $249,996.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the years ended December 31, 2001 and 2000.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS
     ------------------------------------------------

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

         (iv) to the Additional Limited Partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus (B) an additional amount equal to a cumulative non-compounded six percent return on each limited partner's capital contribution, reduced, but not below zero, by (1) an amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner,

                                     III-22

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued
     ------------------------------------------------

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

         (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees and,

        (viii) the remainder, 12% to the General Partners (or their assignees) three percent to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

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

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On January 28, 2000, the Partnership made a cash distribution of $1,622,237 ($32.50 per Unit) to Additional Limited Partners who were holders of record as of December 15, 1999; this distribution was a result of the sale of Wexford Ridge. On October 30, 2000, the Partnership made a cash distribution of $1,497,450 ($30.00 per Unit) to Additional Limited Partners who were holders of record as of September 30, 2000; this distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001; this distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

     As defined in the Partnership Agreement, after the payment of distributions to Additional Limited Partners as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2001 and 2000. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                                     III-23

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT
     -------------------------------------------------------
       NET INCOME TO TAXABLE INCOME
       ----------------------------

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.f.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                       For the years ended
                                                                          December 31,
                                                                  ---------------------------
                                                                     2001            2000
                                                                  ------------    -----------
Financial statement net income ................................   $ 10,030,395    $ 15,553,596

Adjustments:
  Differences between financial statement net gain
    and taxable net gain related to the transfer
    of property ...............................................      8,425,306       9,178,331

  Differences between financial statement net income and
    taxable income related to the Partnership's
    equity in the Local Partnerships' income or losses ........      2,537,838       1,817,886

  Costs amortized over a shorter period for income tax purposes         28,009          33,997

  Effect of amortization of discount on purchase money notes
    for financial statement purposes ..........................       (253,653)       (258,641)
                                                                  ------------    ------------
Taxable income ................................................   $ 20,767,895    $ 26,325,169
                                                                  ============    ============



                                     # # #

                                     III-24

                                EXHIBIT No. 99 b.


Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested.



                                     III-25