Form 10QSB
period 2002-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2002-05-06
CIK 713571

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


                  For the quarterly period ended March 31, 2002


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                         Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2002 and December 31, 2001........................  1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2002 and 2001..........  2

         Statements of Cash Flows
           - for the three months ended March 31, 2002 and 2001..........  3

         Notes to Financial Statements
           - March 31, 2002 and 2001.....................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  9


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................. 12

Item 5.  Other Information............................................... 12

Item 6.  Exhibits and Reports on Form 8-K................................ 13

Signature................................................................ 14

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                             March 31,     December 31,
                                                                                               2002           2001
                                                                                           ------------    ------------
                                                                                            (Unaudited)
Investments in and advances to partnerships ............................................   $  1,579,407    $  1,308,952
Investment in partnership held for transfer ............................................         15,154          15,154
Cash and cash equivalents ..............................................................      3,430,830       3,242,912
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $263,542 and $259,959, respectively ...............        166,445         170,029
Property purchase costs,
  net of accumulated amortization of $246,582 and $243,162, respectively ...............        163,705         167,124
Other assets ...........................................................................            370             108
                                                                                           ------------    ------------

   Total assets ........................................................................   $  5,355,911    $  4,904,279
                                                                                           ============    ============




                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



Due on investments in partnerships .....................................................   $  1,900,000    $  1,900,000
Accrued interest payable ...............................................................      3,110,832       3,052,897
Accounts payable and accrued expenses ..................................................         59,762          78,568
                                                                                           ------------    ------------

   Total liabilities ...................................................................      5,070,594       5,031,465
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...................................................................          2,000           2,000
    Limited Partners ...................................................................     50,015,000      50,015,000
                                                                                           ------------    ------------

                                                                                             50,017,000      50,017,000

  Less:
    Accumulated distributions to partners ..............................................    (10,814,009)    (10,814,009)
    Offering costs .....................................................................     (5,278,980)     (5,278,980)
    Accumulated losses .................................................................    (33,638,694)    (34,051,197)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................        285,317        (127,186)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  5,355,911    $  4,904,279
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                        For the three months ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       ------------    ------------
Share of income from partnerships ..................................   $    615,781    $    752,413
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................................         10,085          79,206
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................         57,935         144,560
    Management fee .................................................         62,499          62,499
    General and administrative .....................................         63,677          55,919
    Professional fees ..............................................         22,250          21,138
    Amortization of deferred costs .................................          7,002           7,002
                                                                       ------------    ------------

                                                                            213,363         291,118
                                                                       ------------    ------------

      Total other revenue and expenses .............................       (203,278)       (211,912)
                                                                       ------------    ------------

Net income .........................................................        412,503         540,501

Accumulated losses, beginning of period ............................    (34,051,197)    (44,081,592)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(33,638,694)   $(43,541,091)
                                                                       ============    ============



Net income allocated to General Partners (1.51%) ...................   $      6,229    $      8,162
                                                                       ============    ============


Net income allocated to Initial and Special Limited Partners (1.49%)   $      6,146    $      8,053
                                                                       ============    ============


Net income allocated to Additional Limited Partners (97%) ..........   $    400,128    $    524,286
                                                                       ============    ============


Net income per unit of Additional Limited Partner Interest
  based on 50,000 units outstanding ................................   $       8.00    $      10.49
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                     2002           2001
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   412,503    $   540,501

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (615,781)      (752,413)
    Amortization of deferred costs ............................................         7,002          7,002

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................        (1,118)          --
      (Increase) decrease in other assets .....................................          (262)           734
      Increase in accrued interest payable ....................................        57,935        144,560
      Decrease in accounts payable and accrued expenses .......................       (18,806)      (109,453)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (158,527)      (169,069)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       346,445        769,220
                                                                                  -----------    -----------

Net increase in cash and cash equivalents .....................................       187,918        600,151

Cash and cash equivalents, beginning of period ................................     3,242,912      6,292,654
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 3,430,830    $ 6,892,805
                                                                                  ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the interim period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2001.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
     -------------------------------------------

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $3,110,832 as of March 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 2002 and 2001 was $57,935 and $144,560, respectively. The accrued interest payable on the purchase money notes of $3,110,832 and $3,052,897 as of March 31, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership had forfeited its interest in Princeton to the noteholder. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partner interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro-rata portions of the then outstanding balance of the purchase money note. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note. However, pursuant to the option agreement with the noteholder, the noteholder can exercise its acquisition of the final portion of the Partnership's interest between January 1, 2003 and June 30, 2003. Therefore, the Partnership has selected the earliest maturity date of the purchase money note to be June 30, 2003.

     On both June 1, 2001 and May 31, 2000, pursuant to the option agreement, the noteholder purchased 26% of the Partnership's original interest in Princeton, the consideration for which was the cancellation of a like percentage of the outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in extraordinary gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in cancellation of indebtedness income of $1,583,512 and $1,960,030 for federal tax purposes in 2001 and 2000, respectively. On April 11, 2002, the noteholder exercised its option to acquire half of the Partnership's remaining limited partner interest in Princeton, which transfer will likely close in June 2002.

     Due to the impending and likely transfer of the remaining 46.99% of the Partnership's investment in Princeton, the net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $15,154 as of both March 31, 2002 and December 31, 2001, have been reclassified to investment in partnership held for transfer in the accompanying balance sheets.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

b.   Advances to Local Partnership
     -----------------------------

     To cover a tax liability incurred in 2001 by Troy Apartments Ltd. (Troy Manor), the Partnership advanced funds of $1,118 as of March 31, 2002. This advance is payable from cash flow of Troy Manor. For financial reporting purposes, this advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 and 15 Local Partnerships in which the Partnership was invested as of March 31, 2002 and 2001, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statement of operations for the three months ended March 31, 2001, includes information for Frenchman's Wharf II.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                 ----------------------------
                                                    2002              2001
                                                 ----------        ----------

         Revenue:
           Rental                                $4,816,866        $4,861,740
           Other                                    282,460           211,391
                                                 ----------        ----------

             Total revenue                        5,099,326         5,073,131
                                                 ----------        ----------

         Expenses:
           Operating                              2,904,192         2,990,201
           Interest                               1,267,747         1,428,191
           Depreciation and amortization            819,015           910,645
                                                 ----------        ----------

             Total expenses                       4,990,954         5,329,037
                                                 ----------        ----------

         Net income (loss)                       $  108,372        $ (255,906)
                                                 ==========        ==========


     As of March 31, 2002 and 2001, the Partnership's share of cumulative losses to date for 10 and 11 of the 14 and 15 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $21,058,523 and $26,154,823, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS
     --------------------------

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $59,966 and $41,971 for the three month periods ended March 31, 2002 and 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 2002 and 2001.



                                      # # #

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations
          -------------------------


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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

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

     As of March 31, 2002, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $96,505.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,430,830 as of March 31, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 6, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $3,110,832 as of March 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     See the notes to financial statements contained in Part I, Item 1, hereof, for information concerning purchase money notes.

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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2002 and 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the three month period ended March 31, 2002, as the receipt of distributions from Local Partnerships exceeded net cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2002 decreased from the corresponding period in 2001 primarily due to a decrease in share of income from partnerships related to cash distributions in excess of basis received from two Local Partnerships in the first quarter of 2001, but not 2002, partially offset by higher rental income at another property. Contributing to the decrease in the Partnership's net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2002, and higher general and administrative expenses related to higher reimbursed payroll costs. Partially offsetting the decrease in net income was a decrease in interest expense due to a lower purchase money note balance in the first quarter of 2002 compared to the first quarter of 2001.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2002 and 2001 did not include losses of $275,281 and $370,039, respectively.

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

     On or about May 10, 2001, Limited Partners in the Partnership may have received an unregistered tender offer from Peachtree Partners (Peachtree) to purchase their units of Limited Partner interest for the cost of the $100 transfer fee.

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

Part II. OTHER INFORMATION
         -----------------
Item 5. Other Information - Continued
        -----------------


     In response to the Lexington tender offers, on July 5, 2001 and December 3, 2001, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

     During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through August 13, 2001, the Partnership received sale transfer requests for approximately 4.9% of the total outstanding Units. Accordingly, to remain within the five percent safe harbor, effective August 13, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between August 14, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to May 6, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.

                                Cash distribution

     On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2002.

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


                           CAPITAL REALTY INVESTORS-II LIMITED
                             PARTNERSHIP
                           -----------------------------------------------------
                           (Registrant)

                            by:  C.R.I., Inc.
                                 -----------------------------------------------
                                 Managing General Partner




May 6, 2002                      by:  /s/ Michael J. Tuszka
-----------                           ------------------------------------------
DATE                                  Michael J. Tuszka
                                        Vice President
                                        and Chief Accounting Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)