Form 10QSB
period 2002-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2002-08-09
CIK 713571

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


                  For the quarterly period ended June 30, 2002


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2002



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
          - June 30, 2002 and December 31, 2001............................   1

        Statements of Operations and Accumulated Losses
          - for the three and six months ended June 30, 2002 and 2001......   2

        Statements of Cash Flows
          - for the six months ended June 30, 2002 and 2001................   3

        Notes to Financial Statements
          - June 30, 2002 and 2001.........................................   4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  10


Part II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities..................................... 13

Item 5. Other Information................................................... 13

Item 6. Exhibits and Reports on Form 8-K.................................... 15

Certification of Periodic Financial Report.................................. 16

Signature................................................................... 17

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS



                                                                                             June 30,      December 31,
                                                                                               2002           2001
                                                                                           ------------    ------------
                                                                                            (Unaudited)
Investments in and advances to partnerships ............................................   $  1,179,919    $  1,308,952
Investment in partnerships held for sale or transfer ...................................         39,301          15,154
Cash and cash equivalents ..............................................................      4,050,866       3,242,912
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $226,117 and $259,959, respectively ...............        139,074         170,029
Property purchase costs,
  net of accumulated amortization of $237,699 and $243,162, respectively ...............        152,820         167,124
Other assets ...........................................................................            461             108
                                                                                           ------------    ------------

   Total assets ........................................................................   $  5,562,441    $  4,904,279
                                                                                           ============    ============




                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



Due on investments in partnerships .....................................................   $  1,900,000    $  1,900,000
Accrued interest payable ...............................................................      2,562,067       3,052,897
Accounts payable and accrued expenses ..................................................         71,881          78,568
                                                                                           ------------    ------------

   Total liabilities ...................................................................      4,533,948       5,031,465
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...................................................................          2,000           2,000
    Limited Partners ...................................................................     50,015,000      50,015,000
                                                                                           ------------    ------------

                                                                                             50,017,000      50,017,000

  Less:
    Accumulated distributions to partners ..............................................    (10,814,009)    (10,814,009)
    Offering costs .....................................................................     (5,278,980)     (5,278,980)
    Accumulated losses .................................................................    (32,895,518)    (34,051,197)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................      1,028,493        (127,186)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  5,562,441    $  4,904,279
                                                                                           ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                        For the three months ended       For the six months ended
                                                                 June 30,                        June 30,
                                                       ----------------------------    ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------    ------------    ------------
Share of income (loss) from partnerships ...........   $    333,403    $     (8,587)   $    949,184    $    743,826
                                                       ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............        599,123       9,665,289         599,123       9,665,289
    Interest .......................................         12,444          44,822          22,529         124,028
                                                       ------------    ------------    ------------    ------------

                                                            611,567       9,710,111         621,652       9,789,317
                                                       ------------    ------------    ------------    ------------

  Expenses:
    Interest .......................................         57,935         135,543         115,870         280,103
    Management fee .................................         62,499          62,499         124,998         124,998
    General and administrative .....................         52,578          58,806         116,254         114,724
    Professional fees ..............................         22,250          20,637          44,500          41,775
    Amortization of deferred costs .................          6,532           7,002          13,535          14,005
                                                       ------------    ------------    ------------    ------------

                                                            201,794         284,487         415,157         575,605
                                                       ------------    ------------    ------------    ------------

      Total other revenue and expenses .............        409,773       9,425,624         206,495       9,213,712
                                                       ------------    ------------    ------------    ------------

Income before loss on disposition
  of investment in partnership .....................        743,176       9,417,037       1,155,679       9,957,538

Loss on disposition
  of investment in partnership .....................           --           (56,217)           --           (56,217)
                                                       ------------    ------------    ------------    ------------

Net income .........................................        743,176       9,360,820       1,155,679       9,901,321

Accumulated losses, beginning of period ............    (33,638,694)    (43,541,091)    (34,051,197)    (44,081,592)
                                                       ------------    ------------    ------------    ------------

Accumulated losses, end of period ..................   $(32,895,518)   $(34,180,271)   $(32,895,518)   $(34,180,271)
                                                       ============    ============    ============    ============


Net income allocated
  to General Partners (1.51%) ......................   $     11,222    $    141,348    $     17,451    $    149,510
                                                       ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (1.49%) ..   $     11,073    $    139,476    $     17,220    $    147,530
                                                       ============    ============    ============    ============

Net income allocated
  to Additional Limited Partners (97%) .............   $    720,881    $  9,079,996    $  1,121,008    $  9,604,281
                                                       ============    ============    ============    ============

Net income per unit of Additional Limited
  Partner Interest based on 50,000 units outstanding   $      14.42    $     181.60    $      22.42    $     192.09
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the six months ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                     2002            2001
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 1,155,679    $ 9,901,321

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (949,184)      (743,826)
    Gain from extinguishment of debt ..........................................      (599,123)    (9,665,289)
    Amortization of deferred costs ............................................        13,535         14,005
    Loss on disposition of investment in partnership ..........................          --           56,217

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................        (1,118)          --
      (Increase) decrease in other assets .....................................          (353)         1,917
      Increase in accrued interest payable ....................................       115,870        280,103
      Decrease in accounts payable and accrued expenses .......................        (6,687)       (93,386)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (271,381)      (248,938)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................     1,079,335        829,060
  Additional investment in partnership ........................................          --         (198,241)
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     1,079,335        630,819
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Additional Limited Partners .................................          --       (3,244,150)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........................       807,954     (2,862,269)

Cash and cash equivalents, beginning of period ................................     3,242,912      6,292,654
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 4,050,866    $ 3,430,385
                                                                                  ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the interim period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (the Statement), "Recission of FASB
Statements  No.  4, 44,  and 64,  ...."  The  Statement  rescinds  Statement  of
Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gains from extinguishment of debt previously reported as extraordinary for the three months ended March 31, 2001, have been reclassified in the accompanying statements of operations to conform to the presentation required by the Statement.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $2,562,067 as of June 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

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

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2002, was $57,935 and $115,870, respectively, and $135,543 and $280,103 for the three and six month periods ended June 30, 2001, respectively. The accrued interest payable on the purchase money notes of $2,562,067 and $3,052,897 as of June 30, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

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

     In January 2001, the Local Partnership entered into a contract to sell the property. However, the purchaser was unable to consummate the purchase. As a result, in accordance with the forbearance agreement, on June 22, 2001, the property was transferred by deed-in-lieu of foreclosure to an assignee of the mortgagee. The transfer of the property and resulting loss of the Partnership's interest in Frenchman's Wharf II resulted in gain from extinguishment of debt of $9,281,166 and loss on disposition of investment in partnership of $56,217 for financial statement purposes in 2001, and a total gain of $16,450,868 for federal tax purposes in 2001.

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership had forfeited its interest in Princeton to the noteholder. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partner interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro-rata portions of the then outstanding balance of the purchase money note. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note. However, pursuant to the option agreement with the noteholder, the noteholder can exercise its option to acquire of the final portion of the Partnership's interest between January 1, 2003 and June 30, 2003. Therefore, the Partnership has selected the earliest maturity date of the purchase money note to be January 1, 2003.

     On April 30, 2002, pursuant to the option agreement, the noteholder purchased half of the Partnership's remaining limited partner interest in Princeton, the consideration for which was the cancellation of $606,700 of purchase money note accrued interest. The purchase resulted in gain on extinguishment of debt of $599,123 for financial statement purposes and $1,783,122 for federal tax purposes in 2002. On both June 1, 2001 and May 31, 2000, pursuant to the option agreement, the noteholder purchased 26% of the Partnership's original limited partner interest in Princeton, the consideration for which was the cancellation of a like percentage of the outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in cancellation of indebtedness income of $1,583,512 and $1,960,030 for federal tax purposes in 2001 and 2000, respectively.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending and likely transfer of the remainder of the Partnership's investment in Princeton, the net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $7,577 as of June 30, 2002 and $15,154 as of December 31, 2001, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets.

b.   Advances to Local Partnership
     -----------------------------

     To cover a tax liability incurred in 2001 by Troy Apartments Ltd. (Troy Manor), the Partnership advanced funds of $1,118 during the quarter ended March 31, 2002. This advance is payable from cash flow of Troy Manor. For financial reporting purposes, this advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

c.   Property matters
     ----------------

                                Country Place II
                                ----------------

     The Section 8 Housing Assistance Payments (HAP) contract for the property owned by Second Blackburn Ltd. Partnership (Country Place II) originally expired August 29, 2000. The Section 8 HAP contract covered 20% of the property's apartment units. The Local Partnership has caused the Section 8 HAP contract to be renewed periodically; when the current renewal period expired in June 2002, the Local Partnership opted out of the HAP program.

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

                                    Rock Glen
                                    ---------

     In June 2002, a contract for the sale of the Rock Glen Limited Partnership (Rock Glen) property was signed. Due to the impending sale of the property related to the Partnership's investment in Rock Glen, the net unamortized amounts of acquisition fees and property purchase costs related to Rock Glen, which totaled $31,724 at June 30, 2002, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at June 30, 2002.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 Local Partnerships in which the Partnership was invested as of June 30, 2002 and 2001, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 2001, include information for Frenchman's Wharf II through date of its transfer on June 22, 2001.


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                               For the three months ended          For the six months ended
                                                         June 30,                          June 30,
                                               ---------------------------        ---------------------------
                                                   2002             2001             2002              2001
                                               -----------      -----------       -----------      -----------
         Revenue:
           Rental                              $ 4,721,014      $ 4,861,055       $ 9,537,880      $ 9,722,795
           Other                                   285,701          224,326           568,161          435,717
                                               -----------      -----------       -----------      -----------

             Total revenue                       5,006,715        5,085,381        10,106,041       10,158,512
                                               -----------      -----------       -----------      -----------

         Expenses:
           Operating                             3,001,230        2,650,317         5,905,422        5,640,518
           Interest                              1,267,739        1,428,188         2,535,486        2,856,379
           Depreciation and amortization           819,017          910,641         1,638,032        1,821,286
                                               -----------      -----------       -----------      -----------

             Total expenses                      5,087,986        4,989,146        10,078,940       10,318,183
                                               -----------      -----------       -----------      -----------

         Net (loss) income                     $   (81,271)     $    96,235       $    27,101      $  (159,671)
                                               ===========      ===========       ===========      ===========


     As of June 30, 2002 and 2001, the Partnership's share of cumulative losses to date for nine of the 14 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $21,277,888 and $20,695,689, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $34,571 and $94,537 for the three and six month periods ended June 30, 2002, respectively, and $47,278 and $89,248 for the three and six month periods ended June 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended June 30, 2002 and 2001, and $124,998 for each of the six month periods ended June 30, 2002 and 2001.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     Country Place II has a Section 8 HAP contract which covers 20% of the property's apartment units. The current renewal period of the Section 8 HAP contract expired in June 2002, at which time the Local Partnership opted out of the HAP program.

     As of June 30, 2002, there were no properties with Section 8 HAP contracts expiring in the next 12 months.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,050,866 as of June 30, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 9, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $2,562,067 as of June 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. See Note 2.a. of the notes to financial statements contained in Part I, Item 1, hereof, for information concerning purchase money notes.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2002 and 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the six month period ended June 30, 2002, as the receipt of distributions from Local Partnerships exceeded net cash used in operating activities.

     The  Managing  General  Partner  currently  intends  to  retain  all of the
Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves. No distributions were declared or paid by the Partnership during the six month period ended June 30, 2002.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2002, decreased from the corresponding period in 2001 primarily due to the gain from extinguishment of debt related to the loss of the Partnership's interest in Frenchman's Wharf Associates II Limited

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


Partnership (Frenchman's Wharf II), partially offset by loss on disposition of investment in partnership in 2001, which was larger than the corresponding amounts related to the sale and transfer of a portion of the Partnership's interest in Princeton Community Village Associates (Princeton) in 2002. Contributing to the decrease in the Partnership's net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2002, and higher professional fees related to audit costs. Partially offsetting the decrease in the Partnership's net income were an increase in share of income from partnerships generally related to an increase in rental revenue at one property and the additional investment in Orangewood Plaza, made in 2001, but not in 2002, which was offset by unallowable losses, a decrease in interest expense due to lower purchase money note balances, and a decrease in general and administrative expense related to lower reimbursed payroll costs.

     The Partnership's net income for the six month period ended June 30, 2002, decreased from the corresponding period in 2001 due to a decrease in gain from extinguishment of debt, a decrease in interest revenue and higher professional fees, all as discussed above. Contributing to the decrease was an increase in general and administrative fees related to higher reimbursed payroll costs. Offsetting the decrease in the Partnership's net income were an increase in share of income from partnerships, a decrease in interest expense, and loss on disposition of investment in partnership, all as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2002 did not include losses of $272,922 and $548,203, respectively, compared to excluded losses of $251,841 and $523,785 for the three and six month periods ended June 30, 2001, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2002.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities
        -------------------------------

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on purchase money notes.


Item 5. Other Information
        -----------------

     Thereis no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------


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

     On June 22, 2001, Equity Resources Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase up to 10,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired July 23, 2001. On November 19, 2001, Lexington initiated a registered tender offer to purchase up to 10,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired December 19, 2001. On May 10, 2002, Lexington initiated a registered tender offer to purchase up to 5,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 10, 2002. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Lexington and do not necessarily represent the fair market value of each Unit.

     In response to the Lexington tender offers, on July 5, 2001, December 3, 2001 and May 20, 2002, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

     During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through August 13, 2001, the Partnership received sale transfer requests for approximately 4.9% of the total outstanding Units. Accordingly, to remain within the five percent safe harbor, effective August 13, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not being recognized by the Partnership between August 14, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to August 9, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.

                                Cash distribution
                                -----------------

     On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2002.

All other Items are not applicable.

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
                       Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, we, the undersigned, certify that, to the best or our knowledge, this periodic report of CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP, filed on Form 10- QSB for the quarterly period ended June 30, 2002, and containing the financial statements, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                               CAPITAL REALTY INVESTORS-II
                                 LIMITED PARTNERSHIP
                               -------------------------------------------------
                               (Issuer)

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    Managing General Partner



August 9, 2002                      by:  /s/ William B. Dockser
--------------                           ---------------------------------------
DATE                                     William B. Dockser,
                                           Director, Chairman of the Board,
                                           and Treasurer
                                           (Principal Executive Officer)




August 9, 2002                      by:  /s/ Michael J. Tuszka
--------------                           ---------------------------------------
DATE                                     Michael J. Tuszka,
                                           Vice President
                                           and Chief Accounting Officer
                                           (Principal Financial Officer)


     This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CAPITAL REALTY INVESTORS-II LIMITED
                         PARTNERSHIP
                       ---------------------------------------------------------
                       (Registrant)

                       by:  C.R.I., Inc.
                            ----------------------------------------------------
                            Managing General Partner




August 9, 2002              by:  /s/ Michael J. Tuszka
--------------                   -----------------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)