Form 10QSB
period 2002-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2002-11-07
CIK 713571

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002



                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2002 and December 31, 2001....................     1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2002
             and 2001...................................................      2

         Statements of Cash Flows
           - for the nine months ended September 30, 2002 and 2001.......     3

         Notes to Financial Statements
           - September 30, 2002 and 2001.................................     4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    10

Item 3.  Controls and Procedures..........................................   13


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................   14

Item 5.  Other Information................................................   14

Item 6.  Exhibits and Reports on Form 8-K.................................   15

Signature.................................................................   16

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350.....   17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                           September 30,   December 31,
                                                                                               2002           2001
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Investments in and advances to partnerships ............................................   $  1,297,833    $  1,308,952
Investment in partnership held for sale or transfer ....................................          7,577          15,154
Cash and cash equivalents ..............................................................      6,331,172       3,242,912
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $229,340 and $259,959, respectively ...............        135,851         170,029
Property purchase costs,
  net of accumulated amortization of $241,009 and $243,162, respectively ...............        149,510         167,124
Other assets ...........................................................................            254             108
                                                                                           ------------    ------------

   Total assets ........................................................................   $  7,922,197    $  4,904,279
                                                                                           ============    ============




                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



Due on investments in partnerships .....................................................   $  1,900,000    $  1,900,000
Accrued interest payable ...............................................................      2,620,002       3,052,897
Accounts payable and accrued expenses ..................................................         89,606          78,568
                                                                                           ------------    ------------

   Total liabilities ...................................................................      4,609,608       5,031,465
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...................................................................          2,000           2,000
    Limited Partners ...................................................................     50,015,000      50,015,000
                                                                                           ------------    ------------

                                                                                             50,017,000      50,017,000

  Less:
    Accumulated distributions to partners ..............................................    (11,013,494)    (10,814,009)
    Offering costs .....................................................................     (5,278,980)     (5,278,980)
    Accumulated losses .................................................................    (30,411,937)    (34,051,197)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................      3,312,589        (127,186)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  7,922,197    $  4,904,279
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                        For the three months ended      For the nine months ended
                                                                September 30,                  September 30,
                                                       ----------------------------    ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------    ------------    ------------
Share of income from partnerships ..................   $    187,753    $    341,357    $  1,136,937    $  1,085,183
                                                       ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............           --              --           599,123       9,665,289
    Interest .......................................         13,685          25,804          36,213         149,833
                                                       ------------    ------------    ------------    ------------

                                                             13,685          25,804         635,336       9,815,122
                                                       ------------    ------------    ------------    ------------

  Expenses:
    Interest .......................................         57,935          70,044         173,805         350,147
    Management fee .................................         62,499          62,499         187,497         187,497
    General and administrative .....................         70,642          52,446         186,895         167,171
    Professional fees ..............................         22,250          21,512          66,750          63,287
    Amortization of deferred costs .................          6,532           7,002          20,067          21,007
                                                       ------------    ------------    ------------    ------------

                                                            219,858         213,503         635,014         789,109
                                                       ------------    ------------    ------------    ------------

      Total other revenue and expenses .............       (206,173)       (187,699)            322       9,026,013
                                                       ------------    ------------    ------------    ------------

(Loss) income before gain (loss) on disposition
  of investments in partnerships ...................        (18,420)        153,658       1,137,259      10,111,196

Gain (loss) on disposition
  of investments in partnerships ...................      2,502,001            --         2,502,001         (56,217)
                                                       ------------    ------------    ------------    ------------

Net income .........................................      2,483,581         153,658       3,639,260      10,054,979

Accumulated losses, beginning of period ............    (32,895,518)    (34,180,271)    (34,051,197)    (44,081,592)
                                                       ------------    ------------    ------------    ------------

Accumulated losses, end of period ..................   $(30,411,937)   $(34,026,613)   $(30,411,937)   $(34,026,613)
                                                       ============    ============    ============    ============


Net income allocated
  to General Partners (1.51%) ......................   $     37,502    $      2,320    $     54,953    $    151,830
                                                       ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (1.49%) ..   $     37,005    $      2,290    $     54,225    $    149,819
                                                       ============    ============    ============    ============

Net income allocated
  to Additional Limited Partners (97%) .............   $  2,409,074    $    149,048    $  3,530,082    $  9,753,330
                                                       ============    ============    ============    ============

Net income per unit of Additional Limited
  Partner Interest based on 50,000 units outstanding   $      48.18    $       2.98    $      70.60    $     195.07
                                                       ============    ============    ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                     2002             2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  3,639,260    $ 10,054,979

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,136,937)     (1,085,183)
    Gain from extinguishment of debt ..........................................       (599,123)     (9,665,289)
    Amortization of deferred costs ............................................         20,067          21,007
    (Gain) loss on disposition of investments in partnerships .................     (2,502,001)         56,217

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................         (1,118)           --
      (Increase) decrease in other assets .....................................           (146)          1,811
      Increase in accrued interest payable ....................................        173,805         350,147
      Increase (decrease) in accounts payable and accrued expenses ............         11,038         (82,747)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (395,155)       (349,058)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................      1,149,175         883,504
  Proceeds from disposition of investment in partnership, net .................      2,533,725            --
  Additional investment in partnership ........................................           --          (198,241)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      3,682,900         685,263
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to General Partners and Initial and Special Limited Partners ...       (199,485)           --
  Distribution to Additional Limited Partners .................................           --        (3,244,150)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................       (199,485)     (3,244,150)
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents ..........................      3,088,260      (2,907,945)

Cash and cash equivalents, beginning of period ................................      3,242,912       6,292,654
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  6,331,172    $  3,384,709
                                                                                  ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the interim period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (the Statement), "Recission of FASB
Statements  No.  4, 44,  and 64,  ...."  The  Statement  rescinds  Statement  of
Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gain from extinguishment of debt previously reported as extraordinary for the nine months ended September 30, 2001, have been reclassified in the accompanying statement of operations at that date to conform to the presentation required by the Statement.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $2,620,002 as of September 30, 2002, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

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

                           September 30, 2002 and 2001

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

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2002, was $57,935 and $173,805, respectively, and $70,044 and $350,147 for the three and nine month periods ended September 30, 2001, respectively. The accrued interest payable on the purchase money notes of $2,620,002 and $3,052,897 as of September 30, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

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

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership had forfeited its interest in Princeton to the noteholder. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partner interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro-rata portions of the then outstanding balance of the purchase money note. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note. However, pursuant to the option agreement with the noteholder, the noteholder can exercise its option to acquire the final portion of the Partnership's interest between January 1, 2003 and June 30, 2003. Therefore, the Partnership has selected the earliest maturity date of the purchase money note to be January 1, 2003.

     On April 30, 2002, pursuant to the option agreement, the noteholder purchased half of the Partnership's remaining limited partner interest in Princeton, the consideration for which was the cancellation of $606,700 of purchase money note accrued interest. The purchase resulted in gain on extinguishment of debt of $599,123 for financial statement purposes and a total gain of $1,783,122 for federal tax purposes in 2002. On both June 1, 2001 and May 31, 2000, pursuant to the option agreement, the noteholder purchased 26% of the Partnership's original limited partner interest in Princeton, the consideration for which was the cancellation of a like percentage of the outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in a total gain of $1,583,512 and $1,921,910 for federal tax purposes in 2001 and 2000, respectively.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending and likely transfer of the remainder of the Partnership's investment in Princeton, the net unamortized amounts of acquisition fees and property purchase costs related to Princeton, which totaled $7,577 as of September 30, 2002 and $15,154 as of December 31, 2001, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets.

                                    Westgate
                                    --------

     The purchase money note related to Westgate Tower Limited Dividend Housing Association (Westgate) matures on September 1, 2003 (as previously extended). As of November 6, 2002, principal and accrued interest of $1,400,000 and $2,481,276, respectively, were due. The Managing General Partner will begin discussions with the purchase money noteholder prior to or upon maturity of the Westgate purchase money note to investigate the alternatives available.

b.   Advance to Local Partnership
     ----------------------------

     To cover a tax liability incurred in 2001 by Troy Apartments Ltd. (Troy Manor), the Partnership advanced funds of $1,118 during the quarter ended March 31, 2002. This advance is payable from cash flow of Troy Manor. For financial reporting purposes, this advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

c.   Property matters
     ----------------

                                Country Place II
                                ----------------

     The Section 8 Housing Assistance Payments (HAP) contract for the property owned by Second Blackburn Ltd. Partnership (Country Place II) originally expired August 29, 2000. The Section 8 HAP contract covered 20% of the property's apartment units. The Local Partnership caused the Section 8 HAP contract to be renewed periodically, but when the current renewal period expired in June 2002, the Local Partnership opted out of the HAP program.

                                Orangewood Plaza
                                ----------------

     The 1983 construction loan (Note) related to Orangewood Plaza, a 40-unit apartment complex in Orange Cove, California, was never formally converted to a permanent loan. During 2002, the local managing general partner and the lender signed a loan modification agreement to reflect that, effective January 1, 2002, interest shall accrue on the amount owed under the Note at the rate of zero percent instead of nine percent per annum, and that the Note and related construction and permanent deed of trust, dated June 29, 1983, shall remain unaffected, unchanged, and unimpaired.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Rock Glen
                                    ---------

     In September 2002, the Rock Glen Limited Partnership (Rock Glen) property was sold. The sale resulted in gain on disposition of investment in partnership of $2,502,001 for financial statement purposes and $4,713,274 for federal income tax purposes in 2002. In September 2002, the Managing General Partner was paid a disposition fee of $128,000 relating to the sale.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 13 and 14 Local Partnerships in which the Partnership was invested as of September 30, 2002 and 2001, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statement of operations for the nine months ended September 30, 2001, includes information for Frenchman's Wharf II through date of transfer in June 2001; the combined statements of operations for the three and nine months ended September 30, 2002, include information for Rock Glen through date of sale in September 2002.


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                               For the three months ended          For the nine months ended
                                                      September 30,                      September 30,
                                               ---------------------------        ---------------------------
                                                   2002             2001             2002              2001
                                               -----------      -----------       -----------      -----------
         Revenue:
           Rental                              $ 4,758,068      $ 5,178,159       $14,295,948      $14,900,954
           Other                                   291,152          204,742           859,313          640,459
                                               -----------      -----------       -----------      -----------

             Total revenue                       5,049,220        5,382,901        15,155,261       15,541,413
                                               -----------      -----------       -----------      -----------

         Expenses:
           Operating                             2,875,401        3,117,492         8,780,823        8,758,010
           Interest                              1,267,744        1,278,124         3,803,230        4,134,503
           Depreciation and amortization           819,014          813,057         2,457,046        2,634,343
                                               -----------      -----------       -----------      -----------

             Total expenses                      4,962,159        5,208,673        15,041,099       15,526,856
                                               -----------      -----------       -----------      -----------

         Net income                            $    87,061      $   174,228       $   114,162      $    14,557
                                               ===========      ===========       ===========      ===========


     As of September 30, 2002 and 2001, the Partnership's share of cumulative losses to date for eight of the 13 and 14 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $21,229,715 and $20,871,755, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $44,030 and $138,568 for the three and nine month periods ended September 30, 2002, respectively, and $34,254 and $123,502 for the three and nine month periods ended September 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended September 30, 2002 and 2001, and $187,497 for each of the nine month periods ended September 30, 2002 and 2001.

     In September 2002, the Managing General Partner was paid a disposition fee of $128,000 relating to the sale of Rock Glen.

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

     Country Place II had a Section 8 HAP contract which covered 20% of the property's apartment units. The current renewal period of the Section 8 HAP contract expired in June 2002, at which time the Local Partnership opted out of the HAP program.

     As of September 30, 2002, there were no properties with Section 8 HAP contracts expiring in the next 12 months.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,331,172 as of September 30, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 6, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $2,620,002 as of September 30, 2002, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.  See Note 2.a. of the notes to financial statements contained in
Part I, Item 1, hereof, for information concerning purchase money notes.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2002 and 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the nine month period ended September 30, 2002, as the receipt of distributions from Local Partnerships and proceeds from disposition of investment in partnership exceeded net cash used in operating activities, and cash distributed to General Partners and Initial and Special Limited Partners.

     On September 11, 2002, the Partnership made a cash distribution of $199,485 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations, distributions from Local Partnerships and sales of three properties. A review of the Partnership Agreement revealed that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On October 31, 2002, the Managing General Partner approved a cash distribution of $1,350,000 to all partners who were holders of record as of November 1, 2002; the distribution is from proceeds received from the Local Partnership as a result of the sale of the Rock Glen property. On October 31, 2002, the Managing General Partner also approved a cash distribution of $1,546,392 to Additional Limited Partners who were holders of record as of November 1, 2002; the distribution is from cash

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


resources accumulated from operations and distributions from Local Partnerships. Both distributions will be paid in November 2002. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2002, increased from the corresponding period in 2001 primarily due to gain on disposition of investments in partnerships related to the sale of the property owned by Rock Glen Limited Partnership (Rock Glen). Contributing to the increase in the Partnership's net income was a decrease in interest expense due to a lower purchase money note balance during the 2002 period. Partially offsetting the increase in the Partnership's net income were a decrease in share of income from Partnerships related to a one-time lump-sum retroactive payment received from the U. S. Department of Housing and Urban Development during the 2001 period, a decrease in interest revenue related to lower interest rates in 2002, and an increase in general and administrative expenses related to higher reimbursed payroll costs.

     The Partnership's net income for the nine month period ended September 30, 2002, decreased from the corresponding period in 2001 primarily due to a decrease in gain from extinguishment of debt related to the loss of the Partnership's interest in Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) in 2001. Contributing to the decrease was a decrease in interest revenue and an increase in general and administrative expenses, both as discussed above, and a slight increase in professional fees. Partially offsetting the decrease in the Partnership's net income were an increase in gain on disposition of investments in partnerships related to the sale of the Rock Glen property, an increase in share of income from partnerships due to the Partnership's additional investment in one property during 2001, but not in 2002, and a decrease in interest expense as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2002 did not include losses of $274,103 and $822,306, respectively, compared to excluded losses of $232,887 and $756,672 for the three and nine month periods ended September 30, 2001, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2002.


Item 3. Controls and Procedures
        -----------------------

     In October 2002, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to timely alert them to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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

     On or about May 10, 2001, Limited Partners in the Partnership may have received an unregistered tender offer from Peachtree Partners (Peachtree) to purchase their units of Limited Partner interest for the cost of the $100 transfer fee. On August 27, 2002, Peachtree initiated an unregistered tender offer to purchase no more than 4.9% (including 1,965 Units, or 3.93%, already owned by affiliates) of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired October 15, 2002. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each Unit.

     The Managing General Partner recommended that Limited Partners reject the 2001 Peachtree offer because it concluded that the tender offer was inadequate and not in the best interests of the Limited Partners. The Managing General Partner did not express any opinion and remained neutral toward the 2002 Peachtree offer for the purchase of Units described above.

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

     In response to the Lexington registered tender offers, on July 5, 2001, December 3, 2001 and May 20, 2002, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

PART II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

     During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through August 13, 2001, the Partnership received sale transfer requests for approximately 4.9% of the total outstanding Units. Accordingly, to remain within the five percent safe harbor, effective August 13, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not being recognized by the Partnership between August 14, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to November 6, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.

                                Cash distribution
                                -----------------

     On September 11, 2002, the Partnership made a cash distribution of $199,485 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations, distributions from Local Partnerships and sales of three properties. A review of the Partnership Agreement revealed that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On October 31, 2002, the Managing General Partner approved a cash distribution of $1,350,000 to all partners who were holders of record as of November 1, 2002; the distribution is from proceeds received from the Local Partnership as a result of the sale of the Rock Glen property. On October 31, 2002, the Managing General Partner also approved a cash distribution of $1,546,392 to Additional Limited Partners who were holders of record as of November 1, 2002; the distribution is from cash resources accumulated from operations and distributions from Local Partnerships. Both distributions will be paid in November 2002.

     On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.       Description
          -----------       -----------

              99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2002.

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


                             CAPITAL REALTY INVESTORS-II LIMITED
                                 PARTNERSHIP
                             (Registrant)

                             by:  C.R.I., Inc.
                                  ----------------------------------------------
                                  Managing General Partner




November 6, 2002                  by:  /s/ Michael J. Tuszka
----------------                       -----------------------------------------
DATE                                   Michael J. Tuszka
                                         Vice President
                                         and Chief Accounting Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Michael J. Tuszka, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           CAPITAL REALTY INVESTORS-II
                             LIMITED PARTNERSHIP
                           (Issuer)

                           by:  C.R.I., Inc.
                                ------------------------------------------------
                                Managing General Partner



November 6, 2002                by:  /s/ Michael J. Tuszka
----------------                     -------------------------------------------
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

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, William B. Dockser, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-II
                                      LIMITED PARTNERSHIP
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



November 6, 2002                         by:  /s/ William B. Dockser
----------------                              ----------------------------------
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