Form 10KSB
period 2002-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2003-03-21
CIK 713571

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

                   For the fiscal year ended December 31, 2002


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

                                 (301) 468-9200


                               ------------------



                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,848,607.

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

                        2002 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----
                                     PART I


Item 1.  Business........................................................   I-1
Item 2.  Properties......................................................   I-5
Item 3.  Legal Proceedings...............................................   I-5
Item 4.  Submission of Matters to a Vote of Security Holders.............   I-5


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters ..............................  II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  II-4
Item 7.  Financial Statements............................................  II-8
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure........................  II-8


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3
Item 14. Controls and Procedures......................................... III-4

Signatures............................................................... III-5

Certifications of Annual Report Pursuant to18 U.S.C. Section 1350........ III-6


Financial Statements..................................................... III-11

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 2002, the Partnership retained investments in 13 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income, or a conventionally financed complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2002, follows.


           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                              HAS AN INVESTMENT(1)


                                                                                                       Units        Expiration
                            Mortgage                                                               Authorized for       of
 Name and Location         Payable at           Financed and/or Insured           Number of         Rental Asst.     Section 8
of Apartment Complex      12/31/02 (2)          and/or Subsidized Under          Rental Units       Under Sec. 8    HAP Contract
--------------------      ------------       -----------------------------       ------------      --------------   -------------
Arrowhead Apts.           $ 6,676,005        Conventional                             200                40          05/31/06 (4)
 Palatine, IL

Chevy Chase Park            3,007,935        Metropolitan Savings Bank                232               232          09/22/05 (6)
 Centerville, OH                              (MSB)/Federal Housing
                                              Administration (FHA)

Country Place I             6,958,800        Maryland Community Development           192                38          08/10/09
 Burtonsville, MD                             Administration (MCDA)

Country Place II            4,217,455        N/A                                      120                 0          06/30/02 (4)(7)
 Burtonsville, MD

Four Winds West               862,561        GMAC HUD Insured through Section          62                62          10/14/04 (4)
 Birmingham, AL                               221 (d)(4) of the National Housing
                                              Act (NHA)/Section 8

Golden Acres                1,155,601        California Housing Finance Agency         46                45          09/28/13
 Chowchilla, CA                               (CHFA)/Section 8

Mercy Terrace               8,304,855        Section 221(d)(4) of the NHA/            158               158          11/30/03
 San Francisco, CA                            Section 8

The Moorings                7,915,835        Conventional                             216                44          03/31/07 (4)
 Roselle, IL

Orangewood Plaza            1,826,500        CHFA                                      40                33          07/01/14 (5)
 Orange Cove, CA

Posada Vallarta            14,304,236        Conventional                             336                70          02/16/04
 Phoenix, AZ

Princeton Community         7,503,114        New Jersey Housing & Mortgage            239                24          10/01/24 (4)
 Village                                      Finance Agency
 Princeton, NJ

Troy Manor Apts.              822,996        Rural Housing & Community                 50                50          10/28/05 (4)
 Troy, AL                                     Development Services (RHCD)/Section 8

Westgate Tower Apts.        1,700,123        Michigan Sate Housing Develop-           148                 0                --
 Westland, MI                                 ment Authority/236
                          -----------                                            --------          --------
Totals 13                 $65,256,016                                               2,039               796
                          ===========                                            ========          ========

                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued

           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                       Units Occupied As                                 Rental Per Unit
                                   Percentage of Total Units                           for the Years Ended
                                       As of December 31,                                   December 31,
 Name and Location            ----------------------------------      ------------------------------------------------------
of Apartment Complex          2002   2001    2000    1999   1998        2002        2001        2000        1999       1998
--------------------          ----   ----    ----    ----   ----      -------     -------     -------     -------    -------
Arrowhead Apts.                98%    94%    100%     98%    97%      $10,244     $10,606     $10,205     $ 9,852    $ 9,755
 Palatine, IL

Chevy Chase Park               98%    97%     98%     96%    92%        6,411       7,608       4,141       4,077      4,291
 Centerville, OH

Country Place I                97%    99%     97%     98%    97%       11,406      10,728      10,194       9,819      9,557
 Burtonsville, MD

Country Place II               98%   100%     98%     97%    98%       11,738      10,894      10,312      10,002      9,821
 Burtonsville, MD

Four Winds West                98%   100%     99%     98%    99%        5,433       5,152       5,190       5,006      5,075
 Birmingham, AL

Golden Acres                   96%    99%     98%     87%    98%        6,364       6,498       6,355       6,324      6,443
 Chowchilla, CA

Mercy Terrace                  99%    93%    100%    100%   100%       14,717      14,717      14,794      14,820     14,836
 San Francisco, CA

The Moorings                   98%    97%     99%     96%   100%       10,365      10,570      10,425       9,679      9,693
 Roselle, IL

Orangewood Plaza              100%   100%    100%    100%   100%        2,559       2,503       2,435       2,382      2,414
 Orange Cove, CA

Posada Vallarta                90%    94%     98%     87%    86%        6,861       7,175       6,841       6,868      7,193
 Phoenix, AZ

Princeton Community
 Village                       92%    97%     97%     97%    96%        8,544       8,668       8,016       7,126      7,036
 Princeton, NJ

Troy Manor Apts.              100%   100%    100%    100%   100%        4,881       4,758       4,685       4,664      4,681
 Troy, AL

Westgate Tower Apts.           93%    96%     97%     95%    96%        4,136       4,018       3,739       3,618      3,633
 Westland, MI
                              ---    ---     ---     ---    ---       -------     -------     -------     -------    -------
Totals(3) 13                   97%    97%     99%     96%    97%      $ 7,974     $ 7,992     $ 7,487     $ 7,249    $ 7,264
                              ===    ===     ===     ===    ===       =======     =======     =======     =======    =======


     (1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2002.

     (3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     (4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

     (5)  Expiration of CHFA subsidy.

     (6) Entered Mark-up-to-Market program in September, 2000, for a five year term, subject to the annual availability of funding by Congress.

     (7) The Section 8 contract for 24 apartment units was not renewed by the Local Partnership at its expiration on June 30, 2002.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     On May 31, 2000, and again on June 1, 2001, the Partnership sold 26% of its original limited partner interest in Princeton Community Village Associates (Princeton) to the purchase money noteholder. On April 30, 2002, the Partnership sold one-half of its remaining limited partner interest in Princeton to the purchase money noteholder. On January 1, 2003, the Partnership sold its remaining limited partner interest in Princeton to the purchase money noteholder. See the notes to the financial statements for additional information concerning these sales.

     On May 7, 2001, the Partnership made an additional investment in Orangewood Plaza, which in turn, paid off an acquisition note in full. See the notes to the financial statements for additional information concerning these transactions.

     On June 22, 2001, the Frenchman's Wharf II property was transferred by deed-in-lieu of foreclosure to an assignee of the mortgagee. See the notes to the financial statements for additional information concerning this transfer.

     On September 24, 2002, the Rock Glen property was sold. See the notes to the financial statements for additional information concerning this sale.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

                            Registered Tender Offers
                            ------------------------

          On June 22, 2001, Equity Resource Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase up to 10,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired July 23, 2001. On November 19, 2001, Lexington initiated a registered tender offer to purchase up to 10,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired December 19, 2001. On May 10, 2002, Lexington initiated a registered tender offer to purchase up to 5,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 10, 2002. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Lexington and do not necessarily represent the fair market value of each Unit.

          In response to the Lexington registered tender offers, on July 5, 2001, December 3, 2001 and May 20, 2002, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

                           Unregistered Tender Offers
                           --------------------------

          On March 13, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase 2,475 of the outstanding Units in the Partnership at a price of $53 per Unit; the offer expired April 30, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Bond and does not necessarily represent the fair market value of each Unit.

          The Managing General Partner did not express any opinion and remained neutral toward the Bond unregistered tender offer for the purchase of Units described above.

          On or about May 10, 2001, Limited Partners in the Partnership may have received an unregistered tender offer from Peachtree Partners (Peachtree) to purchase their units of Limited Partner interest for the cost of the $100 transfer fee. On August 27, 2002, Peachtree initiated an unregistered tender offer to purchase no more than 4.9% (including 1,965 Units, or 3.93%, already owned by affiliates) of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired October 15, 2002. On November 25, 2002, Peachtree initiated an unregistered tender offer to purchase up to 4.9% (including 1,525 Units or 3.05% already owned by affiliates) of the outstanding Units in the Partnership at a price of $35 per Unit; the offer expired December 31, 2002. On March 14, 2003, Peachtree initiated an unregistered tender offer to purchase an unspecified number of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expires on April 18, 2003. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each Unit.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS - Continued
          ---------------------------

          The Managing General Partner recommended that Limited Partners reject the 2001 Peachtree unregistered tender offer because it concluded that the tender offer was inadequate and not in the best interests of the Limited Partners. The Managing General Partner did not express any opinion and remained neutral toward the two 2002 and one 2003
          Peachtree unregistered tender offers for the purchase of Units described above.

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

     (b) As of March 20, 2003, there were 3,258 registered holders of Units in the Partnership.

     (c) On May 2, 2001 the partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On September 11, 2002, the Partnership made a cash distribution of $199,455 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement revealed that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On November 22, 2002, the Partnership made a cash distribution aggregating $2,844,870 ($57 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2002. Of this amount, $1,347,570 ($27 per Unit) was distributed as result of proceeds received from the sale of the Rock Glen property, and $1,497,300 ($30 per Unit) was distributed as a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 25, 2002, the Partnership made a cash distribution of $46,392 to the General Partners and Initial and Special Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

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

     There have been no major changes in federal housing policy in 2002.

     Country Place II had a Section 8 HAP contract which covered 20% of the property's apartment units. The latest renewal period of the Section 8 HAP contract expired in June 2002. The Section 8 HAP Contract was not renewed by the Local Partnership.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     As of December 31, 2002, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2003 was $0.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize benefits to investors.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2002, the Partnership had 3,258 investors who subscribed to a total of 50,000 units of limited partner interest in the original amount of $50,000,000. The Partnership originally made investments in 22 Local
Partnerships, of which 13 remain at December 31, 2002. The Partnership's liquidity, with unrestricted cash resources of $3,420,489 as of December 31, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 20, 2003, there were no material commitments for capital expenditures.

     During 2002 and 2001, the Partnership received cash distributions of $1,148,056 and $883,504, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of non-recourse purchase money notes having an aggregate principal balance of $1,900,000 plus aggregate accrued interest of $2,677,938 as of December 31, 2002, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The maturity date of the purchase money notes related to the following properties were extended during 2000.

                                           Original         Extended
     Property          Principal           Maturity         Maturity
     --------         ----------           --------         --------
     Princeton        $  500,000           01/01/99         06/30/03 (2)
     Westgate         $1,400,000 (1)       09/01/98         09/01/03

     (1)  Remaining principal after a partial payment.
     (2) On January 1, 2003, the Partnership sold its remaining limited partner interest in Princeton to the purchase money noteholder.

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off the remaining purchase money note at a discounted price, extending the due date of the purchase money note, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down the remaining purchase money note obligation. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     The Managing General Partner continues to address the maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2002 and 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 2002, as the receipt of distributions from Local Partnerships was in excess of net cash used in operating activities, although total distributions to partners were in excess of proceeds from disposition of investment in partnership.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from partnerships. On September 11, 2002, the Partnership made a cash distribution of $199,455 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations, distributions from Local Partnerships and sales of three properties. A review of the Partnership Agreement revealed that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On November 22, 2002, the Partnership made a cash distribution aggregating $2,844,870 ($57 per Unit) to Additional Limited
Partners who were holders of record as of November 1, 2002. Of this amount, $1,347,570 ($27 per Unit) was distributed as result of proceeds received from the sale of the Rock Glen property, and $1,497,300 ($30 per Unit) was distributed as a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 25, 2002, the Partnership made a cash distribution of $46,392 to the General Partners and Initial and Special Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. The Managing General Partner intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's remaining purchase money note and related accrued interest, and for future working capital needs.

                              Results of Operations
                              ---------------------

2002 Versus 2001
----------------

     The Partnership's net income for the year ended December 31, 2002 decreased from the year ended December 31, 2001, primarily due to a decrease in gain from extinguishment of debt related to the sale of Princeton in 2002, which was less than the gain related to the transfer of Frenchman's Wharf Associates II Limited Partnership (Frenchman's Wharf II) in 2001. Contributing to the decrease in the Partnership's net income were a decrease in share of income from partnerships related to lower rental revenue at three properties and increased operating expenses at one property, a decrease in interest revenue related to lower interest rates in 2002, and an increase in general and administrative expenses related to higher reimbursed payroll costs. Partially offsetting the decrease in the Partnership's net income were a gain on disposition of investments in partnerships related to the sale of Rock Glen in 2002 compared to a loss related to the transfer of Frenchman's Wharf II in 2001, a decrease in interest expense due to a lower purchase money note balance during 2002, and nominal decreases in professional fees and amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2002 and 2001 did not include losses of $1,402,846 and $1,332,296, respectively. Distributions of $458,006 and $546,847, received from ten Local Partnerships during 2002 and 2001, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues of the Partnership's remaining 13 properties for the five years ended December 31, 2002, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2002 and in prior years.



                                                        For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2002                  2001                  2000                  1999                  1998
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $17,651,126           $17,895,037           $16,499,288           $15,896,199           $15,975,634

Annual Percentage
  (Decrease) increase                (1.4%)                8.5%                  3.8%                  (0.5%)



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

William B. Dockser, 66, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 56, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

Susan R. Campbell, 44, was Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell resigned her position effective March 29, 2002.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.


                                      III-1

                                    PART III
                                    --------

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units), at March 20, 2003.

                                                                  % of Total
            Name and Address            Amount and Nature        Units Issued
           of Beneficial Owner       of Beneficial Ownership    and Outstanding
          ----------------------     -----------------------    ---------------
          Equity Resource Group,           8,065 Units                 16.2%
            Incorporated, et. al.
            14 Story Street
            Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 20, 2003, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                      Amount and Nature       % of Total
          Beneficial Owner              of Beneficial Ownership   Units Issued
          ----------------              -----------------------   ------------
          William B. Dockser                      None                0.0%
          H. William Willoughby                   None                0.0%
          All Directors and Officers
            as a Group (2 persons)                None                0.0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

                                      III-2

                                    PART III
                                    --------

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

          c.   Certification of Periodic Financial Report.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to timely alert them to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                                      III-4

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



March 20, 2003                         by:  /s/ William B. Dockser
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


March 20, 2003                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary




March 20, 2003                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                      III-5

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, Michael J. Tuszka, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-6

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-II
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 20, 2003                           by:  /s/ Michael J. Tuszka
--------------                                ----------------------------------
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

                                      III-7

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, William B. Dockser, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-8

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-II
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 20, 2003                           by:  /s/ William B. Dockser
--------------                                ----------------------------------
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

                                      III-9

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-II Limited Partnership

     We have audited the accompanying balance sheets of Capital Realty Investors-II Limited Partnership (a Maryland limited partnership), as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $742,707 and $717,807 of income in 2002 and 2001, respectively, included in the Partnership's 2002 and 2001 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2002 and 2001 and the results of its operations, changes in partners' capital (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                    Grant Thornton LLP


Vienna, Virginia
March 14, 2003

                                     III-10

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS


                                                                                                    December 31,
                                                                                           ----------------------------
                                                                                               2002            2001
                                                                                           ------------    ------------
Investments in and advances to partnerships                                                $  1,360,493    $  1,308,952
Investment in partnership held for sale or transfer                                               7,577          15,154
Cash and cash equivalents                                                                     3,420,489       3,242,912
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $232,563 and $259,959, respectively                        132,628         170,029
Property purchase costs,
  net of accumulated amortization of $244,318 and $243,162, respectively                        146,200         167,124
Other assets                                                                                    335,845             108
                                                                                           ------------    ------------
   Total assets                                                                            $  5,403,232    $  4,904,279
                                                                                           ============    ============




                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



Due on investments in partnerships                                                         $  1,900,000    $  1,900,000
Accrued interest payable                                                                      2,677,938       3,052,897
Accounts payable and accrued expenses                                                           113,301          78,568
                                                                                           ------------    ------------
   Total liabilities                                                                          4,691,239       5,031,465
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                              2,000           2,000
    Limited Partners                                                                         50,015,000      50,015,000
                                                                                           ------------    ------------

                                                                                             50,017,000      50,017,000

  Less:
    Accumulated distributions to partners                                                   (13,904,726)    (10,814,009)
    Offering costs                                                                           (5,278,980)     (5,278,980)
    Accumulated losses                                                                      (30,121,301)    (34,051,197)
                                                                                           ------------    ------------

      Total partners' capital (deficit)                                                         711,993        (127,186)
                                                                                           ------------    ------------
      Total liabilities and partners' capital (deficit)                                    $  5,403,232    $  4,904,279
                                                                                           ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-11

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                              For the years ended
                                                                                  December 31,
                                                                          ----------------------------
                                                                             2002              2001
                                                                          ------------    ------------
Share of income from partnerships                                         $  1,199,596    $  1,265,026
                                                                          ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest                                                                    49,888         163,717
    Gain from extinguishment of debt                                           599,123       9,665,289
                                                                          ------------    ------------

                                                                               649,011       9,829,006

  Expenses:
    Interest                                                                   231,741         420,191
    General and administrative                                                 264,770         217,746
    Management fee                                                             249,996         249,996
    Professional fees                                                           87,794          91,478
    Amortization of deferred costs                                              26,600          28,009
                                                                          ------------    ------------

                                                                               860,901       1,007,420

      Total other revenue and expenses                                        (211,890)      8,821,586
                                                                          ------------    ------------

Income before gain (loss) on disposition of investments in partnerships        987,706      10,086,612

Gain (loss) on disposition of investments in partnerships                    2,942,190         (56,217)
                                                                          ------------    ------------

Net income                                                                $  3,929,896    $ 10,030,395
                                                                          ============    ============


Net income allocated to General Partners (1.51%)                          $     59,341    $    151,459
                                                                          ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%)      $     58,556    $    149,453
                                                                          ============    ============

Net income allocated to Additional Limited Partners (97%)                 $  3,811,999    $  9,729,483
                                                                          ============    ============
Net income per unit of Additional Limited Partner Interest,
  based on 50,000 units outstanding                                       $      76.24    $     194.59
                                                                          ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-12

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                              Initial and
                                                                                Special         Additional
                                                              General           Limited          Limited
                                                              Partners          Partners         Partners             Total
                                                             ----------       -----------      ------------        ------------
Partners' (deficit), January 1, 2001                         $(679,622)        $(657,071)      $(5,576,738)        $(6,913,431)

  Net income                                                   151,459           149,453         9,729,483          10,030,395

  Distribution of $65.00 per unit
    of Additional Limited Partner Interest                          --                --        (3,244,150)         (3,244,150)
                                                             ---------         ---------       -----------         -----------

Partners' (deficit) capital, December 31, 2001                (528,163)         (507,618)          908,595            (127,186)

  Net income                                                    59,341            58,556         3,811,999           3,929,896

  Distribution of $57.00 per unit
    of Additional Limited Partner Interest                          --                --        (2,844,870)         (2,844,870)

  Distributions to General Partners
    and Initial and Special Limited Partners                  (123,758)         (122,089)               --            (245,847)
                                                             ---------         ---------       -----------         -----------
Partners' (deficit) capital, December 31, 2002               $(592,580)        $(571,151)      $ 1,875,724         $   711,993
                                                             =========         =========       ===========         ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-13

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                     2002              2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income                                                                      $  3,929,896    $ 10,030,395

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships                                               (1,199,596)     (1,265,026)
    Amortization of deferred costs                                                      26,600          28,009
    (Gain) loss on disposition of investments in partnerships                       (2,942,190)         56,217
    Gain from extinguishment of debt                                                  (599,123)     (9,665,289)

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                             (335,737)          2,430
      Increase in accrued interest payable                                             231,741         420,191
      Increase (decrease) in accounts payable and accrued expenses                      34,733         (97,782)
                                                                                  ------------    ------------
        Net cash used in operating activities                                         (853,676)       (490,855)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships                                         1,148,056         883,504
  Proceeds from disposition of investment in partnership, net                        2,973,914              --
  Additional investment in partnership                                                      --        (198,241)
                                                                                  ------------    ------------
        Net cash provided by investing activities                                    4,121,970         685,263
                                                                                  ------------    ------------


Cash flows from financing activities:
  Distributions to General Partners and Initial Special Limited Partners              (245,847)             --
  Distributions to Additional Limited Partners                                      (2,844,870)     (3,244,150)
                                                                                  ------------    ------------
        Net cash used in financing activities                                       (3,090,717)     (3,244,150)
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                                   177,577      (3,049,742)

Cash and cash equivalents, beginning of year                                         3,242,912       6,292,654
                                                                                  ------------    ------------
Cash and cash equivalents, end of year                                            $  3,420,489    $  3,242,912
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

                                     III-14

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983 and shall continue until December 31, 2037, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly or to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-II, a limited partnership which includes certain current officers and former employees of CRI or its affiliates. The Special Limited Partner was Two Broadway Associates II, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated. Effective January 1, 2002, Two Broadway Associates transferred its interest to MLH Merger Corporation and three individuals.

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

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2002 and 2001, the Partnership's share of cumulative losses of nine of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $21,819,435 and $20,866,146, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 2002, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $1,360,493. As of December 31, 2002 and 2001, cumulative cash distributions of $14,556,413 and $14,098,407, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions were recorded as increases in the Partnership's share of income from partnerships in the year received.


                                     III-15

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

     d.   Investment in partnership held for sale or transfer
          ---------------------------------------------------

          On April 30, 2002, the Partnership sold one-half of its remaining limited partner interest in Princeton Community Village Associates (Princeton) to the purchase money noteholder. On January 1, 2003, the Partnership sold its remaining limited partner interest in Princeton to the purchase money noteholder. The partnership's investment in this Local Partnership was reclassified to investment in partnership held for sale or transfer in the accompanying balance sheets at December 31, 2002 and 2001. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

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

     i.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2002, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

                                     III-16

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

     j.   New accounting pronouncements
          -----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142),
     Goodwill and Other Intangible Assets, which supercedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002. The adoption of SFAS No. 142 did not have a material effect on the financial position or results of operations of the Partnership.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Among other provisions, SFAS No. 144 sets forth the six criteria, all of which must be met, before a long-lived asset to be sold shall be classified as held for sale. SFAS is effective for fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations of the Partnerships.

          In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145),
     Recission of FASB  Statements No. 4, 44, and 64, .... SFAS No. 145 rescinds
     Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gain from extinguishment of debt previously reported as extraordinary for the year ended December 31, 2001, has been reclassified in the accompanying statement of operations for that period to conform to the presentation required by SFAS No. 145.

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to

                                     III-17

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these financial statements.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2002 and 2001, the Partnership held limited partner interests in 13 and 14 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                       December 31,
                                             --------------------------------
                                                2002                  2001
                                             ----------            ----------

     Purchase money notes due in 2003        $1,900,000            $1,900,000

     Accrued interest payable                 2,677,938             3,052,897
                                             ----------            ----------
           Total                             $4,577,938            $4,952,897
                                             ==========            ==========

          The remaining purchase money notes have stated interest rates of 9% and 12%. The purchase money notes are payable in full upon the earliest of:
     (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The maturity date of the purchase money notes related to the following properties were extended during 2000.

                         Original                                 Extended
     Property            Principal               Maturity         Maturity
     --------           ----------               --------         --------
     Princeton          $  500,000               01/01/99         06/30/03 (2)
     Westgate           $1,400,000 (1)           09/01/98         09/01/03

     (1)  Remaining principal after a partial payment.
     (2) On January 1, 2003, the Partnership sold its remaining limited partner interest in Princeton to the purchase money noteholder.

          In addition, in June 2001, the property owned by Frenchman's Wharf II was transferred by deed-in-lieu of foreclosure to the assignee of the mortgagee, thereby rendering the collateral for the related non-recourse purchase money note of nominal value.

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

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off the remaining purchase money note at a discounted price, extending the due date of the purchase money note, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down the remaining purchase money note obligation. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

          The Managing General Partner continues to address the maturity of its debt obligations and to seek solutions which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2002 and 2001 was $231,741 and $420,191, respectively. The accrued interest payable on the purchase money notes of $2,677,938 and $3,052,897 as of December 31, 2002 and 2001, respectively, is due on the respective maturity dates of the

                                     III-19

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

          In January 2001, the Local Partnership entered into a contract to sell the property. However, the purchaser was unable to consummate the purchase. As a result, in accordance with the forbearance agreement with the mortgage lender, on June 22, 2001, the property was transferred by deed-in-lieu of foreclosure to an assignee of the mortgagee. The transfer of the property and resulting loss of the Partnership's interest in Frenchman's Wharf II resulted in gain from extinguishment of debt of $9,281,166 and loss on disposition of investment in partnership of $56,217 for financial statement purposes in 2001, and a total gain of $16,450,868 for federal tax purposes in 2001.

                                    Princeton
                                    ---------

          The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership had forfeited its interest in Princeton to the noteholder. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partner interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro- rata portions of the then outstanding balance of the purchase money note. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note. However, pursuant to the option agreement with the noteholder, the noteholder could exercise its option to acquire the final portion of the Partnership's interest between January 1, 2003 and June 30, 2003.

          On January 1, 2003, pursuant to the option agreement, the noteholder purchased the Partnership's remaining limited partner interest in Princeton, the consideration for which was the cancellation of $677,676 of purchase money note principal and accrued interest. The purchase will result in gain on extinguishment of debt of $670,099 for financial statement purposes and a total gain of $1,854,098 for federal tax purposes in 2003. On April 30, 2002, pursuant to the option agreement, the noteholder purchased one-half of the Partnership's remaining limited partner interest in Princeton, the consideration for which was the cancellation of $606,700 of purchase money note accrued interest. The purchase resulted in gain on extinguishment of debt of $599,123 for

                                     III-20

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     financial statement purposes and a total gain of $1,783,122 for federal tax purposes in 2002. On both June 1, 2001 and May 31, 2000, pursuant to the option agreement, the noteholder purchased 26% of the Partnership's original limited partner interest in Princeton, the consideration for which was the cancellation of a like percentage of the outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in a total gain of $1,583,512 and $1,921,910 for federal tax purposes in 2001 and 2000, respectively.

          Due to the impending transfer of the Partnership's interest in Princeton, the Partnership's basis in the Local Partnership, along with the net unamortized acquisition fees and property purchase costs, which totaled $7,577 as of December 31, 2002, and $15,154 as of December 2001, have been reclassified to investment in partnership held for sale or transfer in the accompanying balance sheets.

                                    Westgate
                                    --------

          The purchase money note related to Westgate Tower Limited Dividend Housing Association (Westgate) matures on September 1, 2003 (as previously extended). As of March 20, 2003, principal and accrued interest of $1,400,000 and $2,527,533, respectively, were due. The Managing General Partner will begin discussions with the purchase money noteholder prior to or upon the maturity of the Westgate purchase money note to investigate possible alternatives to reduce this debt obligation.

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 23.50% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2002 and 2001, the Partnership received cash distributions from the rental operations of the Local Partnerships of $1,148,056 and $883,504, respectively. As of December 31, 2002 and 2001, nine and ten, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,778,185 and $1,919,394, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Property matters
          ----------------

                                Country Place II
                                ----------------

          The Section 8 Housing Assistance Payments (HAP) contract for the property owned by Second Blackburn Ltd. Partnership (Country Place II) originally expired August 29, 2000. The Section 8 HAP contract covered 20% of the property's apartment units. The Local Partnership caused the Section 8 HAP contract to be renewed periodically, but when the latest renewal period expired in June 2002, the Section 8 HAP Contract was not renewed by the Local Partnership.

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

                                    Rock Glen
                                    ---------

          In September 2002, the Rock Glen Limited Partnership (Rock Glen) property was sold. The sale resulted in gain on disposition of investment in partnership of $2,942,190 for financial statement purposes and $5,153,463 for federal income tax purposes in 2002. In September 2002, the Managing General Partner was paid a disposition fee of $128,000 relating to the sale, which was netted against the related gain on disposition.

                                     III-22

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     d.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 13 and 14 Local Partnerships in which the Partnership is invested as of December 31, 2002 and 2001, respectively, follow. The combined statement of operations for the year ended December 31, 2001, includes information for Frenchman's Wharf II through the date of transfer in June 2001. The combined statement of operations for the year ended December 31, 2002, includes information for Rock Glen through the date of sale of the property in September 2002.



                             COMBINED BALANCE SHEETS

                                                                                     December 31,
                                                                            -----------------------------
                                                                                2002              2001
                                                                            ------------      ------------
     Rental property, at cost, net of accumulated depreciation
       of $53,944,345 and $56,004,042, respectively                         $ 35,234,046      $ 39,157,766
     Land                                                                      4,617,065         4,960,118
     Other assets                                                             10,740,122        11,016,439
                                                                            ------------      ------------
         Total assets                                                       $ 50,591,233      $ 55,134,323
                                                                            ============      ============


     Mortgage notes payable                                                 $ 65,256,016      $ 69,765,831
     Other liabilities                                                        14,316,424        13,296,874
     Due to general partners                                                   4,457,899         4,465,399
                                                                            ------------      ------------

         Total liabilities                                                    84,030,339        87,528,104

     Partners' deficit                                                       (33,439,106)      (32,393,781)
                                                                            ------------      ------------
         Total liabilities and partners' deficit                            $ 50,591,233      $ 55,134,323
                                                                            ============      ============


                        COMBINED STATEMENTS OF OPERATIONS

                                                                                For the years ended
                                                                                     December 31,
                                                                            -----------------------------
                                                                               2002               2001
                                                                            -----------       -----------
     Revenue:
       Rental                                                               $18,664,852       $20,122,154
       Interest                                                                 116,891           218,496
       Other                                                                    739,386           933,883
                                                                            -----------       -----------
         Total revenue                                                       19,521,129        21,274,533
                                                                            -----------       -----------

     Expenses:
       Operating                                                             11,972,207        12,196,165
       Interest                                                               4,922,409         5,417,768
       Depreciation                                                           3,207,454         3,398,736
       Amortization                                                              73,415            72,487
       Other                                                                          0            11,721
                                                                            -----------       -----------
         Total expenses                                                      20,175,485        21,096,877
                                                                            -----------       -----------
     Net (loss) income                                                      $  (654,356)      $   177,656
                                                                            ===========       ===========

                                     III-23

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     e.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net (loss) income to taxable income
            ---------------------------------------------

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

          A reconciliation of the Local  Partnerships'  financial  statement net
     (loss) income reflected above to taxable income follows.



                                                                                For the years ended
                                                                                    December 31,
                                                                            ----------------------------
                                                                               2002              2001
                                                                            ----------        ----------
     Financial statement net (loss) income                                  $ (654,356)       $  177,656

     Adjustments:
       Additional book depreciation,
         net of depreciation on construction period expenses
         capitalized for financial statement purposes                        2,394,151         2,787,585

       Amortization for financial statement purposes
         not deducted for income tax purposes                                    2,449             2,703

       Miscellaneous, net                                                      223,303           165,729
                                                                            ----------        ----------
     Taxable income                                                         $1,965,547        $3,133,673
                                                                            ==========        ==========


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2002 and 2001, the Partnership paid $205,778 and $169,127, respectively, to the Managing General partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

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

                                     III-24

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

     For each of the years ended December 31, 2002 and 2001, the Partnership paid the Managing General Partner a Management Fee of $249,996.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In September 2002, the Managing General Partner was paid a disposition fee of $128,000 relating to the sale of Rock Glen, which was netted against the related gain on disposition.


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

                                     III-25

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

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In September 2002, the Managing General Partner was paid a disposition fee of $128,000 relating to the sale of Rock Glen, which was netted against the related gain on disposition.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On May 2, 2001, the Partnership made a cash distribution of $3,244,150 ($65.00 per
Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On September 11, 2002, the Partnership made a cash distribution of $199,455 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement revealed that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On November 22, 2002, the Partnership made a cash distribution aggregating $2,844,870 ($57 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2002. Of this amount, $1,347,570 ($27 per Unit) was distributed as result of proceeds received from the sale of the Rock Glen property, and $1,497,300 ($30 per Unit) was distributed as a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 25, 2002, the Partnership made a cash distribution of $46,392 to the General Partners and Initial and Special Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

                                     III-26

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2002 and 2001. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's remaining purchase money note and related accrued interest, and for future working capital needs.


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

                                                                                     For the years ended
                                                                                         December 31,
                                                                                 -----------------------------
                                                                                    2002              2001
                                                                                 ----------        -----------
Financial statement net income                                                   $3,929,896        $10,030,395

Adjustments:
  Differences between financial statement net gain
    and taxable net gain related to the transfer
    of property                                                                   4,660,627          8,425,306

  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                                   1,438,487          2,537,838

  Costs amortized over a shorter period for income tax purposes                      26,600             28,009

  Effect of amortization of discount on purchase money notes
    for financial statement purposes                                               (249,604)          (253,653)
                                                                                 ----------        -----------
Taxable income                                                                   $9,806,006        $20,767,895
                                                                                 ==========        ===========

                                      # # #

                                     III-27

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested.



                                     III-28