Form 10QSB
period 2003-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2003-05-06
CIK 713571

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


                  For the quarterly period ended March 31, 2003


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003



                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2003 and December 31, 2002........................    1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2003 and 2002..........    2

         Statements of Cash Flows
           - for the three months ended March 31, 2003 and 2002..........    3

         Notes to Financial Statements
           - March 31, 2003 and 2002.....................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    9

Item 3.  Controls and Procedures.........................................   12


Part II - OTHER INFORMATION

Item 5.   Other Information...............................................  12

Item 6.   Exhibits and Reports on Form 8-K................................  13

Signature.................................................................  14

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350.....  15

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2003            2002
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  1,548,563    $  1,360,493
Investment in partnership held for transfer .......................................             --           7,577
Cash and cash equivalents .........................................................      3,794,727       3,420,489
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $235,606 and $232,563, respectively ..........        129,585         132,628
Property purchase costs,
  net of accumulated amortization of $247,572 and $244,318, respectively ..........        142,946         146,200
Other assets ......................................................................             87         335,845
                                                                                      ------------    ------------

   Total assets ...................................................................   $  5,615,908    $  5,403,232
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,900,000
Accrued interest payable ..........................................................      2,531,762       2,677,938
Accounts payable and accrued expenses .............................................         85,535         113,301
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,017,297       4,691,239
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (13,904,726)    (13,904,726)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (29,234,683)    (30,121,301)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      1,598,611         711,993
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,615,908    $  5,403,232
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                        For the three months ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2003           2002
                                                                       ------------    ------------
Share of income from partnerships ..................................   $    409,720    $    615,781
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ......................................         11,167          10,085
    Gain from extinguishment of debt ...............................        670,099              --
                                                                       ------------    ------------

                                                                            681,266          10,085
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................         31,500          57,935
    General and administrative .....................................         80,821          63,677
    Management fee .................................................         62,499          62,499
    Professional fees ..............................................         23,250          22,250
    Amortization of deferred costs .................................          6,298           7,002
                                                                       ------------    ------------

                                                                            204,368         213,363
                                                                       ------------    ------------

      Total other revenue and expenses .............................        476,898        (203,278)
                                                                       ------------    ------------

Net income .........................................................        886,618         412,503

Accumulated losses, beginning of period ............................    (30,121,301)    (34,051,197)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(29,234,683)   $(33,638,694)
                                                                       ============    ============



Net income allocated to General Partners (1.51%) ...................   $     13,388    $      6,229
                                                                       ============    ============


Net income allocated to Initial and Special Limited Partners (1.49%)   $     13,211    $      6,146
                                                                       ============    ============


Net income allocated to Additional Limited Partners (97%) ..........   $    860,019    $    400,128
                                                                       ============    ============


Net income per unit of Additional Limited Partner Interest,
  based on 50,000 units outstanding ................................   $      17.20    $       8.00
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the three months ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      2003           2002
                                                                                   ----------     -----------
Cash flows from operating activities:
  Net income ...................................................................   $   886,618    $   412,503

  Adjustments  to  reconcile  net  income  to net cash  provided  by  (used  in)
    operating activities:
    Share of income from partnerships ..........................................      (409,720)      (615,781)
    Gain from extinguishment of debt ...........................................      (670,099)            --
    Amortization of deferred costs .............................................         6,298          7,002

    Changes in assets and liabilities:
      Increase in advances to partnerships .....................................            --         (1,118)
      Decrease (increase) in other assets ......................................       335,758           (262)
      Increase in accrued interest payable .....................................        31,500         57,935
      Decrease in accounts payable and accrued expenses ........................       (27,766)       (18,806)
                                                                                   -----------    -----------

        Net cash provided by (used in) operating activities ....................       152,589       (158,527)
                                                                                   -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................       221,443        346,445
  Additional proceeds from disposition of investment in partnership ............           206             --
                                                                                   -----------    -----------

        Net cash provided by investing activities ..............................       221,649        346,445
                                                                                   -----------    -----------

Net increase in cash and cash equivalents ......................................       374,238        187,918

Cash and cash equivalents, beginning of period .................................     3,420,489      3,242,912
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 3,794,727    $ 3,430,830
                                                                                   ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the interim period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2002.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these financial statements. As of March 31, 2003, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $1,548,563.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                               Purchase money note
                               -------------------

     The Partnership's obligation with respect to its investment in Local Partnerships, in the form of a nonrecourse purchase money note having a principal balance of $1,400,000 plus accrued interest of $2,531,762 as of March 31, 2003, is payable in full at maturity on September 1, 2003.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the related Local Partnership, Westgate Tower Limited Dividend Housing Association (Westgate). There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If the purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in Westgate. In the event that the purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in Westgate.

     The Partnership's inability to pay the purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, should the investment in Westgate not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the maturing purchase money note exceeds the carrying amount of the investment in, and advances to, Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash flow distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 2003 and 2002, was $31,500 and $57,935, respectively. The accrued interest payable on the purchase money notes of $2,531,762 and $2,677,938 as of March 31, 2003, and December 31, 2002, respectively, is due on the maturity date of the purchase money note.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On January 1, 2003, pursuant to the option agreement, the noteholder purchased the Partnership's remaining limited partner interest in Princeton, the consideration for which was the cancellation of the remaining $677,676 of purchase money note principal and accrued interest. The purchase resulted in gain on extinguishment of debt of $670,099 for financial statement purposes and a total gain of $1,854,098 for federal tax purposes in 2003. On April 30, 2002, pursuant to the option agreement, the noteholder purchased one-half of the Partnership's then- remaining limited partner interest in Princeton, the consideration for which was the cancellation of $606,700 of purchase money note accrued interest. The purchase resulted in gain on extinguishment of debt of $599,123 for financial statement purposes and a total gain of $1,783,122 for federal tax purposes in 2002. On both June 1, 2001 and May 31, 2000, pursuant to the option agreement, the noteholder purchased 26% of the Partnership's original limited partner interest in Princeton, the consideration for which was the cancellation of a like percentage of the then-outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in a total gain of $1,583,512 and $1,921,910 for federal tax purposes in 2001 and 2000, respectively.

     Due to the subsequent transfer of the Partnership's remaining interest in Princeton, the Partnership's basis in the Local Partnership, along with the net unamortized acquisition fees and property purchase costs, which totaled $7,577 as of December 31, 2002, was reclassified to investment in partnership held for transfer in the accompanying balance sheet at that date.

                                    Westgate
                                    --------

     The purchase money note, in the principal amount of $1,400,0000, related to Westgate matures on September 1, 2003 (as previously extended). The Managing General Partner will begin discussions with the purchase money noteholder prior to the maturity of the Westgate purchase money note to investigate possible alternatives concerning this debt obligation. There can be no assurance about what course of action will be chosen, or whether it will be successful, or whether the Partnership will retain its interest in Westgate.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 12 and 14 Local Partnerships in which the Partnership is invested as of March 31, 2003 and 2002, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                 For the three months ended
                                                                          March 31,
                                                 --------------------------------------------------------------
                                                            2003                               2002
                                                 ---------------------------        ---------------------------
                                                   Equity                             Equity
                                                   Method         Suspended           Method         Suspended
                                                 ----------      -----------        ----------       ----------
         Revenue:
           Rental                                $1,424,480       $2,477,771        $1,431,666       $3,385,200
           Other                                     32,578          102,654            36,989          245,471
                                                 ----------       ----------        ----------       ----------

             Total revenue                        1,457,058        2,580,425         1,468,655        3,630,671
                                                 ----------       ----------        ----------       ----------

         Expenses:
           Operating                                850,917        1,510,770           771,608        2,132,584
           Interest                                 216,196          942,108           222,497        1,045,250
           Depreciation and amortization            200,139          439,379           188,307          630,708
                                                 ----------       ----------        ----------       ----------

             Total expenses                       1,267,252        2,892,257         1,182,412        3,808,542
                                                 ----------       ----------        ----------       ----------


         Net income (loss)                       $  189,806       $ (311,832)       $  286,243       $ (177,871)
                                                 ==========       ==========        ==========       ==========

         Cash distributions                      $       --       $  221,443        $       --       $  346,445
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as income                             $       --       $  221,443        $       --       $  346,445

         Partnership's share of Local
           Partnership net income                   188,070               --           270,455               --

         Miscellaneous                                  207               --             (1,119)              --
                                                 ---------------------------         ---------------------------

         Share of income from partnerships                $409,720                             $615,781
                                                          ========                             ========


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of March 31, 2003 and 2002, the Partnership's share of cumulative losses to date for eight and ten of the 12 and 14 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $19,216,307 and $21,058,523, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $58,214 and $59,966 for the three month periods ended March 31, 2003 and 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 2003 and 2002.

                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations
          -------------------------


     Capital Realty Investors-II Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

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

     As of March 31, 2003, the carrying amount of the Partnership's investments in and advances to the two Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,794,727 as of March 31, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 6, 2003, there were no material commitments for capital expenditures.

     The Partnership's obligation with respect to its investment in Local Partnerships, in the form of a nonrecourse purchase money note having a principal balance of $1,400,000 plus accrued interest of $2,531,762 as of March 31, 2003, is payable in full at maturity on September 1, 2003. The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the related Local Partnership, Westgate Tower Limited Dividend Housing Association (Westgate). There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If the purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in Westgate. In the event that the purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in Westgate.

     The Partnership's inability to pay the purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, should the investment in Westgate not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the maturing purchase money note exceeds the carrying amount of the investment in, and advances to, Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash flow distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership received no cash distributions from Westgate during 2002 and 2001; thus, in the event of a foreclosure, there would be no annual impact on the cash liquidity of the Partnership.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     The sale of the Partnership's interest in Princeton Community Village Associates (Princeton) over a four year period did not affect the Partnership's cash liquidity, since the only consideration received was the cancellation of portions of purchase money note principal and accrued interest. The Partnership did not receive any cash distributions from Princeton during this four year period.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2003 and 2002, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the three month period ended March 31, 2003, primarily as a result of distributions from Local Partnerships, and as positive cash flow was provided by operating activities. All of the distributions received for the periods ended March 31, 2003 and 2002, were from Local Partnerships for which the Partnership's carrying value is zero. The Partnership expects to receive a lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, and the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenues.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2003, increased $474,115 from the corresponding period in 2002 primarily due to the $670,099 gain from extinguishment of debt as a result of the transfer of the Partnership's remaining interest in Princeton to the noteholder pursuant to the related option agreement, the consideration for which was the cancellation of the remaining $677,676 of purchase money note principal and accrued interest. Contributing to the increase in the Partnership's net income was a decrease in interest expense due to lower purchase money note balances, an increase in interest revenue due to higher cash and cash equivalent balances and a nominal decrease in amortization of deferred costs. Partially offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships, an increase in general and administrative expenses related to an accrual for state business taxes, and a nominal increase in professional fees. The decrease in share of income from partnerships was primarily the result of three factors: 1) A decrease in cash distributions from two Local Partnerships recorded as income (see Note 2.b. of the notes to financial statements); 2) an increase in the cost of hazard insurance at one Local Partnership's property;
and 3) an increase in maintenance costs at one Local Partnership's property. Cash distributions recorded as income decreased as a result of increased vacancies and rental concessions at two properties, caused by the soft rental market in the Chicago area where the Local Partnerships' properties are located. The Managing General Partner is not able to predict whether the increased vacancies and rental concessions will be permanent, or whether they will abate with improvements in the economy of the surrounding area. The increase in the cost of hazard insurance is expected to be permanent, unless there is a significant change in the insurance market. The increase in maintenance costs is also expected to be permanent, as the property ages and requires more maintenance.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2003 and 2002, did not include losses of $314,829 and $275,281 respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2003.


Item 3. Controls and Procedures
        -----------------------

     In February 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


Part II. OTHER INFORMATION
Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                           Unregistered Tender Offers
                           --------------------------

     On March 14, 2003, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase an unspecified number of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired April 18, 2003. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

     On April 11, 2003, Equity Resource Fund XXII (Equity) initiated an unregistered tender offer to purchase up to 1,200 of the outstanding Units in the Partnership at a price of $120 per Unit; the offer will expire May 12, 2003. Equity is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Equity and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offers for the purchase of Units described above.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.               Description
          -----------               -----------

              99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2003.

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


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 6, 2003                            by:  /s/ Michael J. Tuszka
-----------                                 ------------------------------------
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-II
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



May 6, 2003                              by:  /s/ Michael J. Tuszka
-----------                                   ----------------------------------
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-II
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



May 6, 2003                              by:  /s/ William B. Dockser
-----------                                   ----------------------------------
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