Form 10QSB
period 2003-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2003-08-05
CIK 713571

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


                  For the quarterly period ended June 30, 2003


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003



                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2003 and December 31, 2002...........................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2003 and 2002.....  2

         Statements of Cash Flows
           - for the six months ended June 30, 2003 and 2002...............  3

         Notes to Financial Statements
           - June 30, 2003 and 2002........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 10

Item 3.  Controls and Procedures........................................... 13


Part II - OTHER INFORMATION

Item 5.  Other Information................................................. 13

Item 6.  Exhibits and Reports on Form 8-K.................................. 14

Signature.................................................................. 15

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350...... 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2003           2002
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  1,422,628    $  1,360,493
Investment in partnership held for transfer .......................................             --           7,577
Cash and cash equivalents .........................................................      4,373,354       3,420,489
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $238,650 and $232,563, respectively ..........        126,541         132,628
Property purchase costs,
  net of accumulated amortization of $250,827 and $244,318, respectively ..........        139,692         146,200
Other assets ......................................................................             71         335,845
                                                                                      ------------    ------------

   Total assets ...................................................................   $  6,062,286    $  5,403,232
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,900,000
Accrued interest payable ..........................................................      2,563,262       2,677,938
Accounts payable and accrued expenses .............................................         92,925         113,301
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,056,187       4,691,239
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (13,904,726)    (13,904,726)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (28,827,195)    (30,121,301)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      2,006,099         711,993
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,062,286    $  5,403,232
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended       For the six months ended
                                                               June 30,                       June 30,
                                                    ----------------------------    ----------------------------
                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    595,893    $    333,403    $  1,005,613    $    949,184
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................          8,696          12,444          16,157          22,529
    Gain from extinguishment of debt ............             --         599,123         670,099         599,123
                                                    ------------    ------------    ------------    ------------

                                                           8,696         611,567         686,256         621,652
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         31,500          57,935          63,000         115,870
    Management fee ..............................         62,499          62,499         124,998         124,998
    General and administrative ..................         63,554          52,578         140,670         116,254
    Professional fees ...........................         33,250          22,250          56,500          44,500
    Amortization of deferred costs ..............          6,298           6,532          12,595          13,535
                                                    ------------    ------------    ------------    ------------

                                                         197,101         201,794         397,763         415,157
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (188,405)        409,773         288,493         206,495
                                                    ------------    ------------    ------------    ------------

Net income ......................................        407,488         743,176       1,294,106       1,155,679

Accumulated losses, beginning of period .........    (29,234,683)    (33,638,694)    (30,121,301)    (34,051,197)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(28,827,195)   $(32,895,518)   $(28,827,195)   $(32,895,518)
                                                    ============    ============    ============    ============


Net income allocated
  to General Partners (1.51%) ...................   $      6,153    $     11,222    $     19,541    $     17,451
                                                    ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (1.49%)   $      6,072    $     11,073    $     19,282    $     17,220
                                                    ============    ============    ============    ============

Net income allocated
  to Additional Limited Partners (97%) ..........   $    395,263    $    720,881    $  1,255,283    $  1,121,008
                                                    ============    ============    ============    ============

Net income per unit of Additional Limited Partner
  Interest, based on 50,000 units outstanding ...   $       7.91    $      14.42    $      25.11    $      22.42
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           For the six months ended
                                                                                    June 30,
                                                                          --------------------------
                                                                             2003           2002
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $ 1,294,106    $ 1,155,679

  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Share of income from partnerships .................................    (1,005,613)      (949,184)
    Gain from extinguishment of debt ..................................      (670,099)      (599,123)
    Amortization of deferred costs ....................................        12,595         13,535

    Changes in assets and liabilities:
      Increase in advances to partnerships ............................            --         (1,118)
      Decrease (increase) in other assets .............................       335,774           (353)
      Increase in accrued interest payable ............................        63,000        115,870
      Decrease in accounts payable and accrued expenses ...............       (20,376)        (6,687)
                                                                          -----------    -----------

        Net cash provided by (used in) operating activities ...........         9,387       (271,381)
                                                                          -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..........................       942,435      1,079,335
  Additional proceeds from disposition of investment in partnership ...         1,043             --
                                                                          -----------    -----------

        Net cash provided by investing activities .....................       943,478      1,079,335
                                                                          -----------    -----------

Net increase in cash and cash equivalents .............................       952,865        807,954

Cash and cash equivalents, beginning of period ........................     3,420,489      3,242,912
                                                                          -----------    -----------

Cash and cash equivalents, end of period ..............................   $ 4,373,354    $ 4,050,866
                                                                          ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the interim period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these financial statements. As of June 30, 2003, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $1,422,628.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                               Purchase money note
                               -------------------

     The Partnership's remaining obligation with respect to its investment in Local Partnerships, in the form of a nonrecourse purchase money note having a principal balance of $1,400,000 plus accrued interest of $2,563,262 as of June 30, 2003, is payable in full at maturity on September 1, 2003. The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the related Local Partnership, Westgate Tower Limited Dividend Housing Association (Westgate). There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If the purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in Westgate. In the event that the purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in Westgate.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Partnership's inability to pay the purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, should the investment in Westgate not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the maturing purchase money note exceeds the carrying amount of the investment in Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash flow distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2003, was $31,500 and $63,000, respectively, and $57,935 and $115,870 for the three and six month periods ended June 30, 2002, respectively. The accrued interest payable on the purchase money notes of $2,563,262 and $2,677,938 as of June 30, 2003 and December 31, 2002,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On January 1, 2003, pursuant to the option agreement, the noteholder purchased the Partnership's remaining limited partner interest in Princeton, the consideration for which was the cancellation of the remaining $677,676 of purchase money note principal and accrued interest. The purchase resulted in gain on extinguishment of debt of $670,099 for financial statement purposes and a total gain of $1,854,098 for federal tax purposes in 2003. On April 30, 2002, pursuant to the option agreement, the noteholder purchased one-half of the Partnership's then- remaining limited partner interest in Princeton, the consideration for which was the cancellation of $606,700 of purchase money note accrued interest. The purchase resulted in gain on extinguishment of debt of $599,123 for financial statement purposes and a total gain of $1,783,122 for federal tax purposes in 2002. On both June 1, 2001 and May 31, 2000, pursuant to the option agreement, the noteholder purchased 26% of the Partnership's original limited partner interest in Princeton, the consideration for which was the cancellation of a like percentage of the then- outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in a total gain of $1,583,512 and $1,921,910 for federal tax purposes in 2001 and 2000, respectively.

     Due to the subsequent transfer of the Partnership's remaining interest in Princeton, the Partnership's basis in the Local Partnership, along with the net unamortized acquisition fees and property purchase costs, which totaled $7,577 as of December 31, 2002, was reclassified to investment in partnership held for transfer in the accompanying balance sheet at that date.

                                    Westgate
                                    --------

     The purchase money note, in the principal amount of $1,400,000, related to Westgate matures on September 1, 2003 (as previously extended). The Managing General Partner will begin discussions with the purchase money noteholder prior to the maturity of the Westgate purchase money note to investigate possible alternatives concerning this debt obligation. There can be no assurance about what course of action will be chosen, or whether it will be successful, or whether the Partnership will retain its interest in Westgate.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 12 and 14 Local Partnerships in which the Partnership is invested as of June 30, 2003 and 2002, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the three months ended
                                                                          June 30,
                                                 -------------------------------------------------------------
                                                            2003                              2002
                                                 --------------------------        ---------------------------
                                                   Equity                            Equity
                                                   Method        Suspended           Method         Suspended
                                                 ----------      ----------        ----------       ----------
         Revenue:
           Rental                                $1,479,329      $2,477,768        $1,415,668       $3,305,346
           Other                                     34,961         102,654            41,243          244,458
                                                 ----------      ----------        ----------       ----------

             Total revenue                        1,514,290       2,580,422         1,456,911        3,549,804
                                                 ----------      ----------        ----------       ----------

         Expenses:
           Operating                                765,142       1,510,770           935,465        2,065,765
           Interest                                 216,195         942,107           239,444        1,028,295
           Depreciation and amortization            200,139         439,379           199,819          619,198
                                                 ----------      ----------        ----------       ----------

             Total expenses                       1,181,476       2,892,256         1,374,728        3,713,258
                                                 ----------      ----------        ----------       ----------


         Net income (loss)                       $  332,814      $ (311,834)       $   82,183       $ (163,454)
                                                 ==========      ==========        ==========       ==========

         Cash distributions                      $  680,502      $   40,490        $  691,169       $   41,722
                                                 ==========      ==========        ==========       ==========

         Cash distributions recorded
           as reduction in investment            $  458,190      $       --        $  479,718       $       --
                                                 ==========      ==========        ==========       ==========

         Cash distributions recorded
           as income                             $  222,312      $   40,490        $  211,451       $   41,722

         Partnership's share of Local
           Partnership net income                   332,255              --            80,230               --

         Miscellaneous                                   --             836                --              --
                                                 --------------------------        --------------------------

         Share of income from partnerships                $595,89                             $333,403
                                                          =======                             ========


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                 For the six months ended
                                                                          June 30,
                                                 ------------------------------------------------------------
                                                            2003                              2002
                                                 --------------------------        --------------------------
                                                   Equity                            Equity
                                                   Method        Suspended           Method         Suspended
                                                 ----------      ----------        ----------       ----------
         Revenue:
           Rental                                $2,903,809      $4,955,539        $2,927,189       $6,610,691
           Other                                     67,539         205,308            79,245          488,916
                                                 ----------      ----------        ----------       ----------

             Total revenue                        2,971,348       5,160,847         3,006,434        7,099,607
                                                 ----------      ----------        ----------       ----------

         Expenses:
           Operating                              1,616,059       3,021,540         1,773,894        4,131,528
           Interest                                 432,391       1,884,215           478,891        2,056,595
           Depreciation and amortization            400,278         878,758           399,639        1,238,393
                                                 ----------      ----------        ----------       ----------

             Total expenses                       2,448,728       5,784,513         2,652,424        7,426,516
                                                 ----------      ----------        ----------       ----------


         Net income (loss)                       $  522,620      $ (623,666)       $  354,010       $ (326,909)
                                                 ==========      ==========        ==========       ==========

         Cash distributions                      $  680,502      $  261,933        $  691,169       $  388,166
                                                 ==========      ==========        ==========       ==========

         Cash distributions recorded
           as reduction in investment            $  458,190      $       --        $  479,718       $       --
                                                 ==========      ==========        ==========       ==========

         Cash distributions recorded
           as income                             $  222,312      $  261,933        $  211,451       $  388,166

         Partnership's share of Local
           Partnership net income                   520,325              --           350,684              --

         Miscellaneous                                   --           1,043                --          (1,117)
                                                 --------------------------        --------------------------

         Share of income from partnerships               $1,005,613                         $949,184
                                                         ==========                         ========


     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of June 30, 2003 and 2002, the Partnership's share of cumulative losses to date for eight and ten of the 12 and 14 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $19,521,290 and $21,277,888, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $60,939 and $119,153 for the three and six month periods ended June 30, 2003, respectively, and $34,571 and $94,537 for the three and six month periods ended June 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended June 30, 2003 and 2002, and $124,998 for each of the six month periods ended June 30, 2003 and 2002.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2002. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.

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

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program may receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

     As of June 30, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,373,354 as of June 30, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 5, 2003, there were no material commitments for capital expenditures.

     The Partnership's remaining obligation with respect to its investment in Local Partnerships, in the form of a nonrecourse purchase money note having a principal balance of $1,400,000 plus accrued interest of $2,563,262 as of June 30, 2003, is payable in full at maturity on September 1, 2003. The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the related Local Partnership, Westgate Tower Limited Dividend Housing Association (Westgate). There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If the purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in Westgate. In the event that the purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in Westgate.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     The Partnership's inability to pay the purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, should the investment in Westgate not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the maturing purchase money note exceeds the carrying amount of the investment in Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash flow distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership received no cash distributions from Westgate during 2002 and 2001; thus, in the event of a foreclosure, there would be no material adverse impact on the cash liquidity of the Partnership.

     The sale of the Partnership's interest in Princeton Community Village Associates (Princeton) over a four year period did not affect the Partnership's cash liquidity, since the only consideration received was the cancellation of portions of purchase money note principal and accrued interest. The Partnership did not receive any cash distributions from Princeton during this four year period.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2003, operating activities provided positive cash flow. Cash and cash equivalents increased during the six month period ended June 30, 2003, primarily as a result of distributions received from Local Partnerships. Approximately 28% of the distributions received for the six month period ended June 30, 2003, were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenue.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2003, decreased $336,000 from the corresponding period in 2002 primarily due to gain from extinguishment of debt recognized during the 2002 period, an increase in professional fees related to the sale of Rock Glen, an increase in general and administrative expenses related to higher reimbursed payroll costs, and a nominal decrease in interest revenue. Partially offsetting the decrease in net income was an increase in share of income from partnerships, and a decrease in interest expense due to lower purchase money note balances. The increase in share of income from partnerships was the result of rental increases at three properties and improved occupancy at two properties, and a decrease in utility and maintenance costs at one property and a decrease in insurance and maintenance costs at another property. The Partnership is not able to predict whether the improvement in property operating results will continue.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     The Partnership's net income for the six month period ended June 30, 2003, increased $138,000 from the corresponding period in 2002, primarily due to a higher gain from extinguishment of debt related to the transfer of the Partnership's remaining interest in Princeton to the noteholder. Contributing to the increase in the Partnership's net income was an increase in share of income from partnerships, and a decrease in interest expense as discussed above. Partially offsetting the increase in net income was an increase in general and administrative expenses related to higher reimbursed payroll costs and an accrual for state business taxes, an increase in professional fees as discussed above, and a decrease in interest revenue due to declining rates. The increase in share of income from partnerships was primarily the result of decreased property operating costs as discussed above. The Partnership is not able to predict whether the improvement in property operating results will continue. Partially offsetting the increase in share of income from partnerships was a decrease in cash distributions recorded as income (equity method suspended). This decrease is not expected to continue as it was primarily related to the timing of the receipt of the annual cash distribution from one property.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2003 did not include losses of $314,831 and $629,660, respectively, compared to excluded losses of $272,922 and $548,203 for the three and six month periods ended June 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2003. The increase in share of income from partnerships was the result of an increase in cash distributions received from partnerships with zero basis.


Item 3. Controls and Procedures
        -----------------------

     In July 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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

                           Unregistered Tender Offers
                           --------------------------

     On May 23, 2003, Equity Resource Fund XXII (Equity) initiated an unregistered tender offer to purchase up to 1,200 of the outstanding Units in the Partnership at a price of $120 per Unit; the offer expired June 23, 2003. On April 11, 2003, Equity initiated an unregistered tender offer to purchase up to 1,200 of the outstanding Units in the Partnership at a price of $120 per Unit; the offer expired May 12, 2003. Equity is not affiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Equity and do not necessarily represent the fair market value of each Unit.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

     On March 14, 2003, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase an unspecified number of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired April 18, 2003. Peachtree is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.     Description
          -----------     -----------

              99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2003.

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


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




August 5, 2003                         by: /s/ Michael J. Tuszka
--------------                             -------------------------------------
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



August 5, 2003                           by:  /s/ Michael J. Tuszka
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



August 5, 2003                           by:  /s/ William B. Dockser
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