Form 10QSB
period 2003-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2003-11-04
CIK 713571

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


                For the quarterly period ended September 30, 2003


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

                                 (301) 468-9200


                               ------------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |




--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003



                                                                          Page
                                                                          ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2003 and December 31, 2002......................   1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2003
               and 2002....................................................   2

         Statements of Cash Flows
           - for the nine months ended September 30, 2003 and 2002.........   3

         Notes to Financial Statements
           - September 30, 2003 and 2002...................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  10

Item 3.  Controls and Procedures...........................................  13


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................  14

Item 5.  Other Information.................................................  14

Item 6.  Exhibits and Reports on Form 8-K..................................  15

Signature..................................................................  16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2003           2002
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advance to partnerships ........................................   $    899,114    $  1,360,493
Investment in partnerships held for transfer ......................................        506,371           7,577
Cash and cash equivalents .........................................................      4,508,484       3,420,489
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $215,200 and $232,563, respectively ..........        110,258         132,628
Property purchase costs,
  net of accumulated amortization of $242,449 and $244,318, respectively ..........        130,213         146,200
Other assets ......................................................................             67         335,845
                                                                                      ------------    ------------

   Total assets ...................................................................   $  6,154,507    $  5,403,232
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,900,000
Accrued interest payable ..........................................................      2,594,762       2,677,938
Accounts payable and accrued expenses .............................................        116,025         113,301
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,110,787       4,691,239
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (13,904,726)    (13,904,726)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (28,789,574)    (30,121,301)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      2,043,720         711,993
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,154,507    $  5,403,232
                                                                                      ============    ============



                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended      For the nine months ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    221,192    $    187,753    $  1,226,805    $  1,136,937
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................          6,336          13,685          22,493          36,213
    Gain from extinguishment of debt ............             --              --         670,099         599,123
                                                    ------------    ------------    ------------    ------------

                                                           6,336          13,685         692,592         635,336
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         31,500          57,935          94,500         173,805
    Management fee ..............................         62,499          62,499         187,497         187,497
    General and administrative ..................         66,520          70,642         207,190         186,895
    Professional fees ...........................         23,250          22,250          79,750          66,750
    Amortization of deferred costs ..............          6,138           6,532          18,733          20,067
                                                    ------------    ------------    ------------    ------------

                                                         189,907         219,858         587,670         635,014
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (183,571)       (206,173)        104,922             322
                                                    ------------    ------------    ------------    ------------

Income (loss) before gain on disposition of
  investment in partnership .....................         37,621         (18,420)      1,331,727       1,137,259

Gain on disposition of investment in
  partnership ...................................             --       2,502,001              --       2,502,001
                                                    ------------    ------------    ------------    ------------

Net income ......................................         37,621       2,483,581       1,331,727       3,639,260

Accumulated losses, beginning of period .........    (28,827,195)    (32,895,518)    (30,121,301)    (34,051,197)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(28,789,574)   $(30,411,937)   $(28,789,574)   $(30,411,937)
                                                    ============    ============    ============    ============


Net income allocated
  to General Partners (1.51%) ...................   $        568    $     37,502    $     20,109    $     54,953
                                                    ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (1.49%)   $        561    $     37,005    $     19,843    $     54,225
                                                    ============    ============    ============    ============

Net income allocated
  to Additional Limited Partners (97%) ..........   $     36,492    $  2,409,074    $  1,291,775    $  3,530,082
                                                    ============    ============    ============    ============

Net income per unit of Additional Limited Partner
  Interest, based on 49,910 units outstanding ...   $       0.73    $      48.27    $      25.88    $      70.73
                                                    ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  --------------------------
                                                                                     2003            2002
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 1,331,727    $ 3,639,260

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,226,805)    (1,136,937)
    Gain from extinguishment of debt ..........................................      (670,099)      (599,123)
    Amortization of deferred costs ............................................        18,733         20,067
    Gain on disposition of investment in partnership ..........................            --     (2,502,001)

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................            --         (1,118)
      Decrease (increase) in other assets .....................................       335,778           (146)
      Increase in accrued interest payable ....................................        94,500        173,805
      Increase in accounts payable and accrued expenses .......................         2,724         11,038
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (113,442)      (395,155)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................     1,200,394      1,149,175
  Proceeds from disposition of investment in partnership, net .................            --      2,533,725
  Additional proceeds from disposition of investment in partnership ...........         1,043             --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     1,201,437      3,682,900
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to General Partners and Initial and Special Limited Partners ...            --       (199,485)
                                                                                  -----------    -----------

Net increase in cash and cash equivalents .....................................     1,087,995      3,088,260

Cash and cash equivalents, beginning of period ................................     3,420,489      3,242,912
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 4,508,484    $ 6,331,172
                                                                                  ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the interim periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. Application of the provisions of FIN 46 has been deferred until the end of the first interim or annual period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnership (Local Partnerships), and has complied with the disclosure requirements of FIN 46 in these financial statements. As of September 30, 2003, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $1,405,485.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's remaining obligation with respect to its investment in Local Partnerships, in the form of a nonrecourse purchase money note having a principal balance of $1,400,000 plus accrued interest of $2,594,762 as of September 30, 2003, matured on September 1, 2003, and was not paid. The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the related Local Partnership, Westgate Tower Limited Dividend Housing Association (Westgate). See below for further discussion of the Partnership's default on this purchase money note.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Partnership's inability to pay the purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, even though the Partnership's investment in Westgate has not produced sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the maturing purchase money note exceeds the carrying amount of the investment in Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate will result in taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure or other transfer of the Partnership's interest, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash flow distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2003, was $31,500 and $94,500, respectively, and $57,935 and $173,805 for the three and nine month periods ended September 30, 2002, respectively. The accrued interest payable on the purchase money notes of $2,594,762 and $2,677,938 as of September 30, 2003, and December 31, 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                    Princeton
                                    ---------

     The Partnership defaulted on its purchase money note related to Princeton Community Village Associates (Princeton) on January 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $500,000 and $1,422,064, respectively. On August 9, 1999, the noteholder filed a complaint seeking declaratory judgment that the Partnership had forfeited its interest in Princeton to the noteholder. The litigation was settled effective January 1, 2000, when the Managing General Partner entered into an agreement with the noteholder which granted the noteholder four options to purchase the Partnership's 98.99% limited partner interest in Princeton over a three and one-half year period, in exchange for the cancellation of pro-rata portions of the then outstanding balance of the purchase money note. As part of the agreement, the noteholder extended the maturity date of the purchase money note to January 1, 2004, and the Partnership made a payment to the noteholder on April 21, 2000, which was applied against accrued interest payable on the purchase money note. However, pursuant to the option agreement with the noteholder, the noteholder could exercise its option to acquire the final portion of the Partnership's interest between January 1, 2003, and June 30, 2003.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On January 1, 2003, pursuant to the option agreement, the noteholder purchased the Partnership's remaining limited partner interest in Princeton, the consideration for which was the cancellation of the remaining $677,676 of purchase money note principal and accrued interest. The purchase resulted in gain on extinguishment of debt of $670,099 for financial statement purposes and a total gain of $1,854,098 for federal tax purposes in 2003. On April 30, 2002, pursuant to the option agreement, the noteholder purchased one-half of the Partnership's then- remaining limited partner interest in Princeton, the consideration for which was the cancellation of $606,700 of purchase money note accrued interest. The purchase resulted in gain on extinguishment of debt of $599,123 for financial statement purposes and a total gain of $1,783,122 for federal tax purposes in 2002. On both June 1, 2001, and May 31, 2000, pursuant to the option agreement, the noteholder purchased 26% of the Partnership's original limited partner interest in Princeton, the consideration for which was the cancellation of a like percentage of the then-outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in a total gain of $1,583,512 and $1,921,910 for federal tax purposes in 2001 and 2000, respectively.

     Due to the subsequent transfer of the Partnership's remaining interest in Princeton, the Partnership's basis in the Local Partnership, along with the net unamortized acquisition fees and property purchase costs, which totaled $7,577 as of December 31, 2002, was reclassified to investment in partnerships held for transfer in the accompanying balance sheet at that date.

                                    Westgate
                                    --------

     The Partnership defaulted on its purchase money note related to Westgate on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of November 4, 2003, principal and accrued interest of $1,400,000 and $2,606,585, respectively, were due. In September 2003, the Managing General Partner offered to tender the Partnership's interest in Westgate to the purchase money noteholders, in full satisfaction of the principal and accrued interest balances due on the purchase money note. As of November 4, 2003, the trustee for the noteholders acknowledged receipt of the Managing General Partner's offer, but indicated that it would need several months to formulate a recommendation to, and obtain a response from, the beneficial noteholders. There is no assurance that the noteholders will accept the offer, or what other course of action the noteholders might choose to pursue.

     Due to the possible transfer of the Partnership's interest in Westgate to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized acquisition fees and property purchase costs, which totaled $506,371 as of September 30, 2003, has been reclassified to investment in partnerships held for transfer in the accompanying balance sheet at that date.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 12 and 13 Local Partnerships in which the Partnership was invested as of September 30, 2003 and 2002, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 For the three months ended
                                                                        September 30,
                                                 -----------------------------------------------------------
                                                            2003                             2002
                                                 -------------------------        --------------------------
                                                   Equity                           Equity
                                                   Method        Suspended          Method        Suspended
                                                 ----------      ----------       ----------      ----------
         Number of Local Partnerships                3               9                4               9
                                                     =               =                =               =

         Revenue:
           Rental                                $1,083,911      $2,850,338       $  937,773      $3,820,295
           Other                                     59,583         121,932           34,549         256,603
                                                 ----------      ----------       ----------      ----------

             Total revenue                        1,143,494       2,972,270          972,322       4,076,898
                                                 ----------      ----------       ----------      ----------

         Expenses:
           Operating                                579,254       1,686,930          543,540       2,331,861
           Interest                                 133,309       1,024,994          101,116       1,166,628
           Depreciation and amortization            151,667         487,845          131,280         687,734
                                                 ----------      ----------       ----------      ----------

             Total expenses                         864,230       3,199,769          775,936       4,186,223
                                                 ----------      ----------       ----------      ----------

         Net income (loss)                       $  279,264      $ (227,499)      $  196,386      $ (109,325)
                                                 ==========      ==========       ==========      ==========

         Cash distributions                      $  199,980      $   57,979       $       --      $   69,839
                                                 ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                       $  199,980      $       --       $       --      $   53,582
                                                 ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                             $       --      $   57,979       $       --      $   16,257

         Partnership's additional share of
           Local Partnership net income             163,213              --          117,914          53,582 (1)

         Miscellaneous                                   --              --               --              --
                                                 --------------------------        -------------------------

         Share of income from partnerships                $221,19                           $187,753
                                                          =======                           ========


     (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                 For the nine months ended
                                                                        September 30,
                                                 ------------------------------------------------------------
                                                            2003                              2002
                                                 --------------------------        --------------------------
                                                   Equity                            Equity
                                                   Method        Suspended           Method        Suspended
                                                 ----------      ----------        ----------     -----------
         Number of Local Partnerships                3               9                 4              9
                                                     =               =                 =              =

         Revenue:
           Rental                                $3,246,764      $8,546,833        $2,835,059     $11,460,889
           Other                                    111,287         343,075            89,499         769,814
                                                 ----------      ----------        ----------     -----------

             Total revenue                        3,358,051       8,889,908         2,924,558      12,230,703
                                                 ----------      ----------        ----------     -----------

         Expenses:
           Operating                              1,870,421       5,033,362         1,785,237       6,995,586
           Interest                                 399,926       3,074,983           303,348       3,499,882
           Depreciation and amortization            455,005       1,463,543           393,840       2,063,206
                                                 ----------      ----------        ----------     -----------

             Total expenses                       2,725,352       9,571,888         2,482,425      12,558,674
                                                 ----------      ----------        ----------     -----------


         Net income (loss)                       $  632,699      $ (681,980)       $  442,133     $  (327,971)
                                                 ==========      ==========        ==========     ===========

         Cash distributions                      $  600,743      $  599,651        $  449,028     $   700,147
                                                 ==========      ==========        ==========     ===========

         Cash distributions recorded
           as reduction of investments
           in partnerships                       $  600,743      $  273,296        $  449,028     $   160,751
                                                 ==========      ==========        ==========     ===========

         Cash distributions recorded
           as income                             $       --      $  326,355        $       --     $   539,396

         Partnership's share of Local
           Partnership net income                   630,390         269,017 (1)       437,908         160,751 (1)

         Miscellaneous                                   --           1,043                --          (1,118)
                                                 --------------------------         -------------------------

         Share of income from partnerships               $1,226,805                         $1,136,937
                                                         ==========                         ==========


     (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.


     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of September 30, 2003 and 2002, the Partnership's share of cumulative losses to date for eight of the 12 and 13 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $19,844,126 and $21,229,715, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $54,397 and $173,550 for the three and nine month periods ended September 30, 2003, respectively, and $44,030 and $138,568 for the three and nine month periods ended September 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended September 30, 2003 and 2002, and $187,497 for each of the nine month periods ended September 30, 2003 and 2002.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In September 2002, the Managing General Partner was paid a disposition fee of $128,000 relating to the sale of Rock Glen, which was netted against the related gain on disposition of investment in partnership.

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

     Mercy Terrace Associates (Mercy Terrace) has a Section 8 HAP contract covering 100% of its apartment units which expires in November 2003. The Local Managing General Partner will enter Mercy Terrace into the Mark-up-to-Market program at that time. With the renewal of the Section 8 HAP contract under the Mark-up-to-Market program the limitation on the amount of allowable distributions will be lifted. However, due to a significant ground lease and a purchase money note on the property, it is unlikely that the Local Partnership (and therefore the Partnership) will receive increased cash flow from surplus cash distributions. Posada Associates Limited Partnership (Posada Vallarta) has a Section 8 HAP contract covering 21% of its apartment units which expires in February 2004. Posada Vallarta anticipates a one-year renewal of its Section 8 HAP contract at expiration. As of September 30, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,508,484 as of September 30, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 4, 2003, there were no material commitments for capital expenditures. The Managing General Partner has approved distributions totaling $1,389,570 to be paid in November 2003 (see Item 5, below, for additional information concerning these distributions).

     The Partnership's remaining obligation with respect to its investment in Local Partnerships, in the form of a nonrecourse purchase money note having a principal balance of $1,400,000 plus accrued interest of $2,594,762 as of September 30, 2003, was payable in full at maturity on September 1, 2003. The purchase money note, which is nonrecourse to the Partnership, is secured solely by the Partnership's interest in the related Local Partnership, Westgate Tower Limited Dividend Housing Association (Westgate). The Partnership's investment in Westgate has not produced sufficient value to satisfy the purchase money note, and the Managing General Partner has offered to tender the Partnership's interest in Westgate to the purchase money noteholders. See the notes to financial statements for additional information concerning this purchase money note.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     The Partnership's inability to pay the purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, even though the investment in Westgate has not produced sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the maturing purchase money note exceeds the carrying amount of the investment in Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the
Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate will result in taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure or other transfer of the Partnership's interest, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash flow distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership received no cash distributions from Westgate during 2002 and through November 4, 2003; thus, in the event of a foreclosure or other transfer of the Partnership's interest, there would be no material adverse impact on the cash liquidity of the Partnership.

     The sale of the Partnership's interest in Princeton Community Village Associates (Princeton) over a four year period did not affect the Partnership's cash liquidity, since the only consideration received was the cancellation of portions of purchase money note principal and accrued interest. The Partnership did not receive any cash distributions from Princeton during this four year period.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2003, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased $1,087,995 during the nine month period ended September 30, 2003, primarily as a result of distributions received from Local Partnerships exceeding net cash used in operating activities. For the nine months ended September 30, 2003, $599,651 of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenue.

     After the distributions to be made in November 2003, the Managing General Partner intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2003, decreased $2,445,960 from the corresponding period in 2002 primarily due to gain on disposition of investment in partnership during the 2002 period, a decrease in interest revenue due to declining interest rates and a nominal increase in professional fees. Partially offsetting the decrease in net income was an increase in share of income from partnerships, a decrease in interest expense due to lower purchase money note balances, and nominal decreases in general and administrative expenses and amortization of deferred costs. The increase in share of income from partnerships was the result of an increase in rental revenue at the property related to one Local Partnership, partially offset by an increase in operating expenses related to maintenance costs at another property, and an increase in cash distributions recorded as income from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition
        -------------------------------------------------------
          and Results of Operations - Continued
          -------------------------


     The Partnership's net income for the nine month period ended September 30, 2003, decreased $2,307,533 from the corresponding period in 2002, primarily due to gain on disposition of investment in partnership during the 2002 period, a decrease in interest revenue, as discussed above, an increase in general and administrative expenses related to higher reimbursed payroll costs, and an increase in professional fees. Partially offsetting the decrease in net income were an increase in share of income from partnerships, a decrease in interest expense, as discussed above, an increase in gain on extinguishment of debt and a nominal decrease in amortization of deferred costs. The increase in share of income from partnerships was the net result of: (i) increases in rental revenue at the properties related to two Local Partnerships and a decrease in operating expenses at one of them; (ii) decreases in real estate taxes, property insurance expense and maintenance costs at the property related to one Local Partnership;
(iii) an increase in operating expenses at the property related to one Local Partnership; (iv) decreases in cash distributions recorded as income from three Local Partnerships for which the Partnership's carrying value is zero (equity method suspended); and (v) the cessation of income from a Local Partnership whose related property was sold in September 2002.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2003, did not include losses of $332,684 and $962,344, respectively, compared to excluded losses of $274,103 and $822,306 for the three and nine month periods ended September 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2003.


Item 3. Controls and Procedures
        -----------------------

     In October 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2003 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 3. Defaults Upon Senior Securities
        -------------------------------


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

                               Cash Distributions
                               ------------------

     The Managing General Partner has approved a cash distribution of $1,347,570 ($27 per Unit) to Limited Partner holders of record as of November 1, 2003, and a cash distribution of $42,000 to General Partners. The distributions are from cash resources accumulated from operations and distributions from Local Partnerships, and will be paid in November 2003.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.    Description
          -----------    -----------

          31.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2003.

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




November 4, 2003                       by:  /s/ Michael J. Tuszka
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