Form 10KSB
period 2003-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2004-03-24
CIK 713571

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

                   For the fiscal year ended December 31, 2003


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,786,832.

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

                        2003 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters ............................... II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... II-3
Item 7.  Financial Statements............................................. II-8
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure......................... II-8


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant............... III-1
Item 10. Executive Compensation........................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management    III-2
Item 12. Certain Relationships and Related Transactions..................  III-3
Item 13. Exhibits and Reports on Form 8-K................................  III-3
Item 14. Controls and Procedures.........................................  III-4
Item 15. Principal Accountant Fees and Services..........................  III-5

Signatures...............................................................  III-6

Financial Statements.....................................................  III-8

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 units of additional limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983, when it became fully subscribed. As of December 31, 2003, 90 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 2003, the Partnership retained investments in 12 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

     (i)  preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;
     (iii)provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, in the event of death or non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     See Part I, Item 4, hereof, for a discussion of the Partnership's Plan of Liquidation and Dissolution, which was approved by a majority of the units of limited partner interest on March 22, 2004.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 22 (12 remaining as of December 31,
2003) of these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continue
        --------

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the marketplace for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continue
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2003, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                                                                                     Units
                            Mortgage                                                             Authorized for     Expiration
 Name and Location         Payable at         Financed and/or Insured              Number of       Low Income           of
of Apartment Complex      12/31/03 (2)        and/or Subsidized Under             Rental Units     Subsidies       HAP Contract
--------------------      ------------     -----------------------------          ------------   --------------    -------------
Arrowhead Apts.           $ 6,596,132      Conventional                               200              40           05/31/06 (3)
 Palatine, IL

Chevy Chase Park            2,850,241      Metropolitan Savings Bank                  232             232           09/22/05 (4)
 Centerville, OH                            Federal Housing Administration

Country Place I             6,847,371      Maryland Community Development             192              38           08/10/09
 Burtonsville, MD                           Administration

Country Place II            4,149,921      Conventional                               120               0              (5)
 Burtonsville, MD

Four Winds West               831,370      GMAC HUD Insured through Section            62              62           10/14/04 (3)(6)
 Birmingham, AL                             221 (d)(4) of the National Housing
                                            Act (NHA)/Section 8

Golden Acres                1,138,280      California Housing Finance Agency           46              45           09/28/13
 Chowchilla, CA                             (CHFA)/Section 8

Mercy Terrace               8,220,982      Section 221(d)(4) of the NHA/              158             158           11/30/04 (7)
 San Francisco, CA                          Section 8

The Moorings                7,811,889      Conventional                               216              44           03/31/07 (3)
 Roselle, IL

Orangewood Plaza            1,826,500      CHFA                                        40              33           07/01/14 (8)
 Orange Cove, CA

Posada Vallarta            14,116,033      Conventional                               336              70           02/16/05 (3)
 Phoenix, AZ

Troy Manor Apts.              822,650      Rural Housing & Community                   50              50           10/28/05 (3)
 Troy, AL                                   Development Services/Section 8

Westgate Tower Apts.        1,611,071      Michigan Sate Housing Develop-             148               0                 --
 Westland, MI                               ment Authority/236
                          -----------                                             --------       --------

Totals 12                 $56,822,440                                                1,800            772
                          ===========                                             ========       ========

                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continue
        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                        Average Effective Annual
                                           Units Occupied As                                Rental Per Unit
                                       Percentage of Total Units                          for the Years Ended
                                          As of December 31,                                 December 31,
 Name and Location             ------------------------------------      ------------------------------------------------------
of Apartment Complex           2003    2002     2001   2000    1999        2003        2002        2001        2000       1999
--------------------           ----    ----     ----   ----    ----      -------     -------     -------     -------    -------
Arrowhead Apts.                 90%     98%      94%   100%     98%      $ 9,793     $10,244     $10,606     $10,205    $ 9,852
 Palatine, IL

Chevy Chase Park                96%     98%      97%    98%     96%        6,505       6,411       7,608       4,141      4,077
 Centerville, OH

Country Place I                 96%     97%      99%    97%     98%       11,855      11,406      10,728      10,194      9,819
 Burtonsville, MD

Country Place II                97%     98%     100%    98%     97%       12,327      11,738      10,894      10,312     10,002
 Burtonsville, MD

Four Winds West                100%     98%     100%    99%     98%        5,505       5,433       5,152       5,190      5,006
 Birmingham, AL

Golden Acres                   100%     96%      99%    98%     87%        6,527       6,364       6,498       6,355      6,324
 Chowchilla, CA

Mercy Terrace                   98%     99%      93%   100%    100%       17,089      14,717      14,717      14,794     14,820
 San Francisco, CA

The Moorings                    93%     98%      97%    99%     96%       10,167      10,365      10,570      10,425      9,679
 Roselle, IL

Orangewood Plaza               100%    100%     100%   100%    100%        2,523       2,559       2,503       2,435      2,382
 Orange Cove, CA

Posada Vallarta                 94%     90%      94%    98%     87%        6,551       6,861       7,175       6,841      6,868
 Phoenix, AZ

Troy Manor Apts.               100%    100%     100%   100%    100%        4,997       4,881       4,758       4,685      4,664
 Troy, AL

Westgate Tower Apts.            91%     93%      96%    97%     95%        4,033       4,136       4,018       3,739      3,618
 Westland, MI
                               ---     ---      ---    ---     ---       -------     -------     -------     -------    -------

Totals(9) 12                    96%     97%      97%    99%     96%      $ 8,156     $ 7,926     $ 7,936     $ 7,443    $ 7,259
                               ===     ===      ===    ===     ===       =======     =======     =======     =======    =======


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2003.
(3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
(4) Entered Mark-up-to-Market program in September 2000, for a five year term, subject to the annual availability of funding by Congress.
(5) The Section 8 contract for 24 apartment units was not renewed by the Local Partnership at its expiration on June 30, 2002.
(6) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.
(7) Entered Mark-up-to-Market program in November 2003, for a five year term, subject to the annual availability of funding by Congress. The Section 8 HAP contract will be renewed annually. (8) Expiration of CHFA subsidy.
(9) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continue
        --------

     On September 24, 2002, the Rock Glen property was sold. See the notes to financial statements for additional information concerning this sale.

     On January 1, 2003, the Partnership sold its remaining limited partner interest in Princeton to the purchase money noteholder. See the notes to financial statements for additional information concerning this sale.


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-II Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1, for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On February 4, 2004, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution;

     (2) the amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons (a "Disposition Fee");

     (3) the amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation is approved, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the "Partnership Liquidation Fee"); and

     (4) to authorize the Managing General Partner, in its sole discretion, to elect to extend the period during which Consents of Limited Partners may be solicited and voted, but not beyond sixty (60) days from the date that the Consent Solicitation Statement was sent to the Limited Partners.

     The matters for which consent was solicited are collectively referred to as the "Liquidation."

                                     PART I
                                     ------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Continued
        ---------------------------------------------------

     The record date for voting was December 31, 2003, and the final voting deadline was March 22, 2004. A tabulation of votes received by the voting deadline follows.

                                             FOR                  AGAINST                ABSTAIN                 TOTAL
                                      -----------------      -----------------      ------------------      -----------------
                                      Units of               Units of               Units of                Units of
                                      limited                limited                limited                 limited
                                      partner                partner                partner                 partner
         Description                  interest   Percent     interest   Percent     interest    Percent     Interest    Percent
         -----------                  --------   -------     --------   -------     --------    -------     --------    -------
         Sale, dissolution and
           five percent
           Disposition Fee             28,699     57.5%       1,264       2.5%         268        0.5%       30,231      60.6%

         $500,000 Partnership
           Liquidation Fee             25,842     51.8%       3,546       7.1%         844        1.7%       30,231      60.6%

         Extension of
           solicitation period         27,975     56.1%       1,767       3.5%         489        1.0%       30,231      60.6%


     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------
          AND RELATED PARTNERSHIP MATTERS
          -------------------------------

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

                            Registered Tender Offers
                            ------------------------

          On January 23, 2004, Equity Resource Fund XXII (Equity) initiated a registered tender offer to purchase up to 5,000 of the outstanding Units in the Partnership at a price of $175 per Unit; the offer, as extended, expired March 23, 2004. Equity is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Equity and does not necessarily represent the fair market value of each Unit.

          On May 10, 2002, Equity Resource Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase up to 5,000 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired June 10, 2002. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair market value of each Unit.

          In response to the registered tender offers, on February 4, 2004, and May 20, 2002, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the offers because it viewed the offer prices as inadequate.

                           Unregistered Tender Offers
                           --------------------------

          On January 26, 2004, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% (including 1,525 Units or 3.1% already owned by affiliates) of the outstanding Units in the Partnership at a price of $175 per Unit less a transfer fee of $100 per investor; the offer will expire on March 23, 2004. On March 14, 2003, Peachtree initiated an unregistered tender offer to purchase an unspecified number of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired April 18, 2003. On November 25, 2002, Peachtree initiated an unregistered tender offer to purchase up to 4.9% (including 1,525 Units or 3.05% already owned by affiliates) of the outstanding Units in the Partnership at a price of $35 per Unit; the offer expired December 31, 2002. On August 27, 2002, Peachtree initiated an unregistered tender offer to purchase no more than 4.9% (including 1,965 Units, or 3.93%, already owned by affiliates) of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired October 15, 2002. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each Unit.

          The Managing General Partner did not express any opinion and remained neutral toward the two 2002 and one 2003 Peachtree unregistered tender offers for the purchase of Units described above, and in its Definitive Proxy Statement, dated February 4, 2004, recommended that Limited Partners reject the latest unregistered tender offer because it viewed the offer price as inadequate.

     (b) As of March 24, 2004, there were approximately 3,100 registered holders of Units in the Partnership.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------
          AND RELATED PARTNERSHIP MATTERS - Continued


     (c) On September 11, 2002, the Partnership made a cash distribution of $199,455 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On November 22, 2002, the Partnership made a cash distribution aggregating $2,844,870 ($57 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2002. Of this amount, $1,347,570 ($27 per Unit) was distributed as result of proceeds received from the sale of the Rock Glen property, and $1,497,300 ($30 per Unit) was distributed as a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 25, 2002, the Partnership made a cash distribution of $46,392 to the General Partners and Initial and Special Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 12, 2003, the Partnership made a cash distribution of $1,347,570 ($27 per Unit) to Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $41,677 to General Partners. The distributions were from cash resources accumulated from operations and distributions from Local Partnerships.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) using the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for nine Local Partnerships in which the Partnership's investment balances have been reduced to zero.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships).

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

     The Managing General Partner has received consent from a majority of the units of limited partner interest for the liquidation of the Partnership. (See
Part I, Item 4.) There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution. The following paragraphs discuss the operations of the Partnership and the properties in which it is invested during this period of liquidation.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998, that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents into line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

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

     There were no major changes in federal housing policy in 2003.

     Second Blackburn Limited Partnership (Country Place II) had a Section 8 HAP contract which covered 20% of the property's apartment units. The latest renewal period of the Section 8 HAP contract expired in June 2002. The Section 8 HAP Contract was not renewed by the Local Partnership. Four Winds West Company Ltd. (Four Winds) has a Section 8 HAP contract covering 100% of its apartment units which expires in October 2004. Four Winds anticipates a one-year renewal of its
Section 8 HAP contract at expiration. Mercy Terrace Associates (Mercy Terrace) had a Section 8 HAP contract covering 100% of its apartment units which expired in November 2003. The Local Managing General Partner entered Mercy Terrace into the Mark-up-to-Market program at that time. With the renewal of the Section 8 HAP contract under the Mark-up-to-Market program the limitation on the amount of allowable distributions will be lifted. However, due to a significant ground lease and a purchase money note on the property, it is unlikely that the Local Partnership (and therefore the Partnership) will receive increased cash flow from surplus cash distributions. As of December 31, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2004 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2003, the Partnership had approximately 3,100 investors who held a total of 49,910 units of additional limited partner interest which were originally sold for the aggregate amount of $49,910,000. The Partnership originally made investments in 22 Local Partnerships, of which 12 remain at December 31, 2003. The Partnership's liquidity, with unrestricted cash resources of $2,979,778 as of December 31, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 24, 2004, there were no material commitments for capital expenditures.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


     During 2003 and 2002, the Partnership received cash distributions of $1,200,394 and $1,148,056, respectively, from the Local Partnerships.

     The Partnership's obligation with respect to its investments in Local Partnerships, in the form of a non-recourse purchase money note which matured September 1, 2003, and having a principal balance of $1,400,000 plus accrued interest of $2,626,262 as of December 31, 2003, is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments (Westgate). There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the Local Partnership.

     The Partnership's inability to pay the Westgate purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the Local Partnership, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in the Westgate Local Partnership. Therefore, should the investment in the Westgate Local Partnership not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in the
Westgate Local Partnership. Thus, even a complete loss of the Partnership's interest in the Westgate Local Partnership would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the Westgate Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Westgate Local Partnership and, likewise, its share of any future cash flow distributed by the Westgate Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

     The Managing General Partner continues to address the maturity of its debt obligation and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Managing General Partner has received consent from a majority of Unit Holders for the liquidation of the Partnership. (See Part I, Item 4.) It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such Liquidation. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2003, net cash provided by investing activities and existing cash resources were adequate to support net cash used in operating and financing activities. Cash and cash equivalents decreased $440,771 during 2003, primarily as a result of distributions to General and Limited Partners and cash used in operating activities. The primary uses of cash in operating activities were to pay general and administrative expenses, and management and professional fees. For the year ended December 31, 2003, $599,652 of the distributions received were from Local Partnerships for which the Partnership's carrying value was zero at December 31, 2003 (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenue.

     On September 11, 2002, the Partnership made a cash distribution of $199,455 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations, distributions from Local Partnerships and sales of three properties. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On November 22, 2002, the Partnership made a cash distribution aggregating $2,844,870 ($57 per Unit) to Additional Limited Partners who were holders of record as of November 1, 2002. Of this amount, $1,347,570 ($27 per Unit) was distributed as result of proceeds received from the sale of the Rock Glen property, and $1,497,300 ($30 per Unit) was distributed as a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 25, 2002, the Partnership made a cash distribution of $46,392 to the General Partners and Initial and Special Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 12, 2003, the Partnership made a cash distribution of $1,347,570 ($27 per Unit) to Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $41,677 to General Partners. The distributions were from cash resources accumulated from operations and distributions from Local Partnerships. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's remaining purchase money note and related accrued interest and its Plan of Liquidation and Dissolution, and for operating cash reserves.

                              Results of Operations
                              ---------------------

2003 Versus 2002
----------------

     The Partnership's net income for the year ended December 31, 2003, decreased from 2002, primarily due to gain on disposition of investments in partnerships during 2002, a decrease in share of income from partnerships, an increase in professional fees, a decrease in interest revenue due to declining interest rates, and an increase in general and administrative expenses related to higher reimbursed payroll costs. Partially offsetting the decrease in net income were a decrease in interest expense due to lower purchase money note balances, an increase in gain from extinguishment of debt, and a nominal decrease in amortization of deferred costs. The decrease in share of income from partnerships was the net result of: (i) decreases in cash distributions recorded as income from five Local Partnerships for which the Partnership's carrying value is zero (equity method suspended); (ii) an impairment loss recognized in 2003, which reduced the Partnership's net capitalized acquisition fees and net property purchase costs in five Local Partnerships to zero; and (iii) increases in rental revenue due to higher rental rates, partially offset by increases in operating expenses at the properties related to three Local Partnerships.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2003 and 2002, did not include losses of $1,328,524 and $1,402,846, respectively. Distributions of $343,586 and $456,888, received from seven and eight Local Partnerships during 2003 and 2002, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues of the Partnership's remaining 12 properties for the five years ended December 31, 2003, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2003 and in prior years.


                                                       For the years ended December 31,
                           --------------------------------------------------------------------------------------------------
                              2003                2002                  2001                   2000                  1999
                           -----------         -----------           -----------            -----------           -----------
Combined Rental
  Revenue                  $15,909,834         $15,608,994           $15,823,369            $14,583,442           $14,193,120

Annual Percentage
  Increase (decrease)                    1.9%                 (1.4%)                8.5%                  2.8%



ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The  information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

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

William B. Dockser, 67, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 57, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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




                                      III-1

                                    PART III
                                    --------

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by this Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units), at March 24, 2004.

                                                                 % of Total
             Name and Address          Amount and Nature         Units Issued
            of Beneficial Owner     of Beneficial Ownership     and Outstanding
          -----------------------   -----------------------     ---------------

          Equity Resource Group,          9,328 Units                18.7%
            Incorporated, et. al.
            44 Brattle Street
            Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 24, 2004, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                   % of Total
              Name of                    Amount and Nature        Units Issued
          Beneficial Owner            of Beneficial Ownership    and Outstanding
          ----------------            -----------------------    ---------------

          William B. Dockser                   None                   0.0%
          H. William Willoughby                None                   0.0%
          All Directors and Officers
            as a Group (2 persons)             None                   0.0%

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

          Exhibit No. 2 - Plan of acquisition, reorganization, arrangement, liquidation, or succession.

          a.   Definitive  Proxy   Statement.   (Incorporated  by  reference  to
               Registrant's Definitive Proxy Statement dated February 4, 2004.)

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


                                      III-3

                                    PART III
                                    --------

ITEM 13. CONTROLS AND PROCEDURES - Continued
         -----------------------

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors- II Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated April 28, 1983.)

          Exhibit No. 31.1 - Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 31.2 - Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 32 - Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
December 31, 2003.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                      III-4

                                    PART III
                                    --------

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2003 and 2002, the Partnership retained Grant Thornton LLP to provide services as follows.

                                             Year Ended December 31,
                                          -----------------------------
                                           2003                  2002
                                          -------               -------

         Audit fees                       $70,200               $71,000
         Audit-related fees                    --                    --
         Tax fees (1)                      19,000                17,000
         All other fees                        --                    --
                                          -------               -------

             Total billed                 $89,200               $88,000
                                          =======               =======

     (1)  Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2003 and 2002.




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



March 24, 2004                         by:  /s/ William B. Dockser
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


March 24, 2004                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary



March 24, 2004                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-II Limited Partnership

     We have audited the accompanying balance sheets of Capital Realty Investors-II Limited Partnership (a Maryland limited partnership), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $839,415 and $742,707 of income in 2003 and 2002, respectively, included in the Partnership's 2003 and 2002 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 1 to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


                                                             Grant Thornton LLP


Vienna, Virginia
March 18, 2004

                                      III-7

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                                   December 31,
                                                                                           ----------------------------
                                                                                               2003            2002
                                                                                           ------------    ------------
Investments in and advances to partnerships ............................................   $    854,495    $  1,360,493
Investment in partnerships held for sale or transfer ...................................        508,229           7,577
Cash and cash equivalents ..............................................................      2,979,778       3,420,489
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $121,219 and $232,563, respectively ...............         57,667         132,628
Property purchase costs,
  net of accumulated amortization of $161,573 and $244,318, respectively ...............         82,098         146,200
Other assets ...........................................................................             40         335,845
                                                                                           ------------    ------------

   Total assets ........................................................................   $  4,482,307    $  5,403,232
                                                                                           ============    ============




                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



Due on investments in partnerships .....................................................   $  1,400,000    $  1,900,000
Accrued interest payable ...............................................................      2,626,262       2,677,938
Accounts payable and accrued expenses ..................................................        145,687         113,301
                                                                                           ------------    ------------

   Total liabilities ...................................................................      4,171,949       4,691,239
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...................................................................          2,000           2,000
    Limited Partners ...................................................................     50,015,000      50,015,000
                                                                                           ------------    ------------

                                                                                             50,017,000      50,017,000

  Less:
    Accumulated distributions to partners ..............................................    (15,293,973)    (13,904,726)
    Offering costs .....................................................................     (5,278,980)     (5,278,980)
    Accumulated losses .................................................................    (29,133,689)    (30,121,301)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................        310,358         711,993
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  4,482,307    $  5,403,232
                                                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                                          For the years ended
                                                                               December 31,
                                                                       --------------------------
                                                                           2003          2002
                                                                       -----------    -----------
Share of income from partnerships ..................................   $ 1,089,155    $ 1,199,596
                                                                       -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest .......................................................        27,578         49,888
    Gain from extinguishment of debt ...............................       670,099        599,123
                                                                       -----------    -----------

                                                                           697,677        649,011
                                                                       -----------    -----------

  Expenses:
    Interest .......................................................       126,000        231,741
    General and administrative .....................................       276,857        264,770
    Management fee .................................................       249,996        249,996
    Professional fees ..............................................       121,817         87,794
    Amortization of deferred costs .................................        24,550         26,600
                                                                       -----------    -----------

                                                                           799,220        860,901
                                                                       -----------    -----------

      Total other revenue and expenses .............................      (101,543)      (211,890)
                                                                       -----------    -----------

Income before gain on disposition of investment in partnership .....       987,612        987,706

Gain on disposition of investment in partnership ...................            --      2,942,190
                                                                       -----------    -----------

Net income .........................................................   $   987,612    $ 3,929,896
                                                                       ===========    ===========


Net income allocated to General Partners (1.51%) ...................   $    14,913    $    59,341
                                                                       ===========    ===========

Net income allocated to Initial and Special Limited Partners (1.49%)   $    14,715    $    58,556
                                                                       ===========    ===========

Net income allocated to Additional Limited Partners (97%) ..........   $   957,984    $ 3,811,999
                                                                       ===========    ===========

Net income per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding ................................   $     19.19    $     76.38
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

                                      III-9

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                                              Initial and
                                                                                Special         Additional
                                                              General           Limited          Limited
                                                              Partners          Partners         Partners             Total
                                                             ----------       -----------      ------------        ------------
Partners' (deficit) capital, January 1, 2002                 $(528,163)        $(507,618)      $   908,595         $  (127,186)

  Net income                                                    59,341            58,556         3,811,999           3,929,896

  Distribution of $57.00 per unit
    of Additional Limited Partner Interest                          --                --        (2,844,870)         (2,844,870)

  Distributions to General Partners
    and Initial and Special Limited Partners                  (123,758)         (122,089)               --            (245,847)
                                                             ---------         ---------       -----------         -----------

Partners' (deficit) capital, December 31, 2002                (592,580)         (571,151)        1,875,724             711,993

  Net income                                                    14,913            14,715           957,984             987,612

  Distribution of $27.00 per unit
    of Additional Limited Partner Interest                          --                --        (1,347,570)         (1,347,570)

  Distribution to General Partners                             (41,677)               --                --             (41,677)
                                                             ---------         ---------       -----------         -----------

Partners' (deficit) capital, December 31, 2003               $(619,344)        $(556,436)      $ 1,486,138         $   310,358
                                                             =========         =========       ===========         ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2003           2002
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   987,612    $ 3,929,896

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,089,155)    (1,199,596)
    Amortization of deferred costs ............................................        24,550         26,600
    Gain on disposition of investment in partnership ..........................            --     (2,942,190)
    Gain from extinguishment of debt ..........................................      (670,099)      (599,123)

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................       335,805       (335,737)
      Increase in accrued interest payable ....................................       126,000        231,741
      Increase in accounts payable and accrued expenses .......................        32,386         34,733
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (252,901)      (853,676)
                                                                                  -----------    -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................     1,200,394      1,148,056
  Proceeds from disposition of investment in partnership, net .................            --      2,973,914
  Additional sales proceeds ...................................................         1,043             --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     1,201,437      4,121,970
                                                                                  -----------    -----------


Cash flows from financing activities:
  Distributions to General Partners and Initial and Special Limited Partners ..       (41,677)      (245,847)
  Distributions to Additional Limited Partners ................................    (1,347,570)    (2,844,870)
                                                                                  -----------    -----------

        Net cash used in financing activities .................................    (1,389,247)    (3,090,717)
                                                                                  -----------    -----------


Net (decrease) increase in cash and cash equivalents ..........................      (440,711)       177,577

Cash and cash equivalents, beginning of year ..................................     3,420,489      3,242,912
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 2,979,778    $ 3,420,489
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

                                     III-11

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartments, located throughout the United States.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-II, a limited partnership which includes certain current officers and former employees of CRI or its affiliates. The Special Limited Partner had been Two Broadway Associates II, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner & Smith, Incorporated. Effective January 1, 2002, Two Broadway Associates II transferred its interest to MLH Merger Corporation and three individuals.

          The Partnership sold 50,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on June 20, 1983. As of December 31, 2003, 90 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2003 and 2002, the Partnership's share of cumulative losses of nine of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $20,239,849 and $21,819,435, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $343,586 and $456,888, received from seven and eight Local Partnerships during 2003 and 2002, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.


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

     d.   Investment in partnership held for sale or transfer
          ---------------------------------------------------

          Due to the possible transfer of the Partnership's interest in Westgate Tower Limited Dividend Housing Associates (Westgate), as further discussed in Note 2.a., the Partnership's investment in Westgate was reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2003. On January 1, 2003, the Partnership sold its remaining limited partner interest in Princeton Community Village Associates (Princeton), as further discussed in Note 2.a. The Partnership's investment in Princeton was reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2002. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.

     f.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of units of additional limited partner interest. Such costs were recorded as a reduction of partners' capital when incurred.

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

     i.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2003, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and the purchase money note), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

                                     III-13

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

          The Partnership has determined that it is not practicable to estimate the fair value of purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of purchase money notes.

     j.   New accounting pronouncement
          ----------------------------

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership) to variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of December 31, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $1,362,724.

     k.   Definitive Proxy Statement
          --------------------------

          On February 4, 2004, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     (1) The sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution;

     (2) The amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons (a "Disposition Fee");

                                     III-14

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     (3) The amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation is approved, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the "Partnership Liquidation Fee"); and

     (4) To authorize the Managing General Partner, in its sole discretion, to elect to extend the period during which Consents of Limited Partners may be solicited and voted, but not beyond sixty (60) days from the date that the Consent Solicitation Statement was sent to the Limited Partners.

          The matters for which consent was solicited are collectively referred to as the "Liquidation."

          The record date for voting was December 31, 2003, and the final voting deadline was March 22, 2004. A tabulation of votes received by the voting deadline follows.

                                             FOR                  AGAINST                ABSTAIN                 TOTAL
                                      -----------------      -----------------      ------------------      -----------------
                                      Units of               Units of               Units of                Units of
                                      limited                limited                limited                 limited
                                      partner                partner                partner                 partner
         Description                  interest   Percent     interest   Percent     interest    Percent     Interest    Percent
         -----------                  --------   -------     --------   -------     --------    -------     --------    -------
         Sale, dissolution and
           five percent
           Disposition Fee             28,699     57.5%       1,264       2.5%         268        0.5%       30,231      60.6%

         $500,000 Partnership
           Liquidation Fee             25,842     51.8%       3,546       7.1%         844        1.7%       30,231      60.6%

         Extension of
           solicitation period         27,975     56.1%       1,767       3.5%         489        1.0%       30,231      60.6%


          There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2003 and 2002, the Partnership held limited partner interests in 12 and 13 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                     III-15

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                        December 31,
                                                ----------------------------
                                                   2003              2002
                                                ----------        ----------

          Purchase money notes due in 2003      $1,400,000        $1,900,000

          Accrued interest payable               2,626,262         2,677,938
                                                ----------        ----------

                Total                           $4,026,262        $4,577,938
                                                ==========        ==========


          The remaining purchase money note, which matured September 1, 2003 (see below), has a stated interest rate of 9%. The purchase money note is nonrecourse, but its terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments (Westgate). There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the Local Partnership.

          The  Partnership's  inability to pay the Westgate  purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the Local Partnership, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in the Westgate Local Partnership. Therefore, should the investment in the Westgate Local Partnership not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in the Westgate Local Partnership. Thus, even a complete loss of the Partnership's interest in the Westgate Local Partnership would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the Westgate Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Westgate Local Partnership and, likewise, its share of any future cash flow distributed by the Westgate Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

          The Managing General Partner continues to address the maturity of its debt obligation and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

                                     III-16

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2003 and 2002, was $126,000 and $231,741, respectively. The accrued interest payable on the purchase money notes of $2,626,262 and $2,677,938 as of December 31, 2003 and 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

          On January 1, 2003, pursuant to the option agreement, the noteholder purchased the Partnership's remaining limited partner interest in Princeton, the consideration for which was the cancellation of $677,676 of purchase money note principal and accrued interest. The purchase resulted in gain on extinguishment of debt of $670,099 for financial statement purposes and a total gain of $362,168 for federal tax purposes in 2003. On April 30, 2002, pursuant to the option agreement, the noteholder purchased one-half of the Partnership's then-remaining limited partner interest in Princeton, the consideration for which was the cancellation of $606,700 of purchase money note accrued interest. The purchase resulted in gain on extinguishment of debt of $599,123 for financial statement purposes and a total gain of $1,783,122 for federal tax purposes in 2002. On both June 1, 2001 and May 31, 2000, pursuant to the option agreement, the noteholder purchased 26% of the Partnership's original limited partner interest in Princeton, the consideration for which was the cancellation of a like percentage of the outstanding purchase money note accrued interest of $392,333 and $493,027, respectively, resulting in gain from extinguishment of debt of $384,123 and $484,862 for financial statement purposes in 2001 and 2000, respectively, and in a total gain of $1,583,512 and $1,921,910 for federal tax purposes in 2001 and 2000, respectively.

          Due to the subsequent transfer of the Partnership's remaining interest in Princeton, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $7,577 as of December 31, 2002, was reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at that date.

                                     III-17

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Westgate
                                    --------

          The Partnership defaulted on its purchase money note related to Westgate on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of March 24, 2004, principal and accrued interest of $1,400,000 and $2,655,259, respectively, were due. In September 2003, the Managing General Partner offered to tender the Partnership's interest in Westgate to the purchase money noteholders, in full satisfaction of the principal and accrued interest balances due on the purchase money note. The trustee for the noteholders has acknowledged receipt of the Managing General Partner's offer, but indicated that it might take several months to obtain a response from the numerous noteholders. There is no assurance that the noteholders will accept the offer, or what other course of action the noteholders might choose to pursue.

          Due to the possible transfer of the Partnership's interest in Westgate to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized acquisition fees and property purchase costs, which totaled $508,229 as of December 31, 2003, has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at that date.

b.   Interests  in  profits,   losses  and  cash  distributions  made  by  Local
     ---------------------------------------------------------------------------
       Partnerships
       ------------

          The Partnership has a 92.99% to 99.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2003 and 2002, the Partnership received cash distributions from rental operations of the Local Partnerships of $1,200,394 and $1,148,056, respectively. As of December 31, 2003 and 2002, nine of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,304,064 and $1,778,185, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property. In addition, local general partners have the authority to withhold funds if needed for property repairs, improvements, or other property needs.

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

                                     III-18

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     c.   Impairment analysis
          -------------------

          The Managing General Partner has considered impairment of the net capitalized acquisition fees and net property purchase costs. An aggregate impairment loss of $94,889 was recognized on December 31, 2003, and included in share of income from partnerships on the accompanying statement of operations for the year ended December 31, 2003, as follows.



         Local Partnership                                    Property                  Impairment Loss
         -----------------                           ----------------------        ----------------------

         Chowchilla Elderly Associates, Ltd.         Golden Acres                          $ 9,510
         Mercy Terrace Associates                    Mercy Terrace                          36,411
         Orangewood Plaza Limited Partnership        Orangewood Plaza                       11,360
         Posada Associates Limited Partnership       Posada Vallarta                        27,053
         Troy Apartments Ltd.                        Troy Manor                             10,555
                                                                                           -------

                                                                                           $94,889
                                                                                           =======


     d.   Property matters
          ----------------

                                Country Place II
                                ----------------

          The Section 8 Housing Assistance Payments (HAP) contract for the property owned by Second Blackburn Ltd. Partnership (Country Place II) originally expired August 29, 2000. The Section 8 HAP contract covered 20% of the property's apartment units. The Local Partnership caused the Section 8 HAP contract to be renewed periodically, but when the renewal period expired in June 2002, the Section 8 HAP Contract was not renewed by the Local Partnership.

                                    Rock Glen
                                    ---------

          In September 2002, the Rock Glen Limited Partnership (Rock Glen) property was sold. The sale resulted in gain on disposition of investment in partnership of $2,942,190 for financial statement purposes and $5,153,463 for federal income tax purposes in 2002. In accordance with the terms of the Partnership Agreement, in September 2002 the Managing General Partner was paid a disposition fee of $128,000 related to the sale, which was netted against the related gain on disposition of investment in partnership at December 31, 2002.

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 12 Local Partnerships in which the Partnership is invested as of December 31, 2003, follow. The information is presented separately for three Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-19

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                              COMBINED BALANCE SHEETS
                                                 December 31, 2003

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
          Number of Local Partnerships                           3                9                   12
                                                                 =                =                   ==

          Rental property, at cost, net of
            accumulated depreciation of
            $12,139,216, $41,805,129, and
            $53,944,345, respectively                       $  6,281,238      $ 22,899,727       $ 29,180,965
          Land                                                 1,236,015         2,808,822          4,044,837
          Other assets                                         2,387,694         6,445,883          8,833,577
                                                            ------------      ------------       ------------

              Total assets                                  $  9,904,947      $ 32,154,432       $ 42,059,379
                                                            ============      ============       ============


          Mortgage notes payable                            $ 11,308,683      $ 45,513,757       $ 56,822,440
          Other liabilities                                      629,325        12,453,329         13,082,654
          Due to general partners                                     --         4,441,014          4,441,014
                                                            ------------      ------------       ------------

              Total liabilities                               11,938,008        62,408,100         74,346,108

          Partners' deficit                                   (2,033,061)      (30,253,668)       (32,286,729)
                                                            ------------      ------------       ------------

              Total liabilities and partners'
                deficit                                     $  9,904,947      $ 32,154,432       $ 42,059,379
                                                            ============      ============       ============



                                     III-20

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2003

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           3                9                   12
                                                                 =                =                   ==

          Revenue:
            Rental                                          $ 4,382,362       $11,527,472        $15,909,834
            Other                                               149,104           339,291            488,395
                                                            -----------       -----------        -----------

              Total revenue                                   4,531,466        11,866,763         16,398,229
                                                            -----------       -----------        -----------

          Expenses:
            Operating                                         2,783,870         6,883,458          9,667,328
            Interest                                            529,363         4,101,218          4,630,581
            Depreciation and  amortization                      628,340         1,984,695          2,613,035
                                                            -----------       -----------        -----------

              Total expenses                                  3,941,573        12,969,371         16,910,944
                                                            -----------       -----------        -----------

          Net income (loss)                                 $   589,893       $(1,102,608)       $  (512,715)
                                                            ===========       ===========        ===========

          Cash distributions                                $   600,742       $   599,652        $ 1,200,394
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   600,742       $   256,066        $   856,808
                                                            ===========       ===========        ===========

          Cash distributions recorded as income             $        --       $   343,586        $   343,586

          Partnership's share of Local Partnership
            net income                                          587,629           251,786 (1)        839,415

          Impairment loss (See Note 2.c.)                            --           (94,889)           (94,889)

          Miscellaneous                                           1,043                --              1,043
                                                            -----------       -----------        -----------

          Share of income from partnerships                 $   588,672       $   500,483        $ 1,089,155
                                                            ===========       ===========        ===========


          (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.


          Combined balance sheets and combined statements of operations for the 13 Local Partnerships in which the Partnership is invested as of December 31, 2002, follow. The information is presented separately for four Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-21

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2002

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
         Number of Local Partnerships                            4                9                   13
                                                                 =                =                   ==

         Rental property, at cost, net of
           accumulated depreciation of
           $15,407,371, $38,536,974, and
           $53,944,345, respectively                        $  8,134,296      $ 27,099,750       $ 35,234,046
         Land                                                  1,647,937         2,969,128          4,617,065
         Other assets                                          3,079,673         7,660,449         10,740,122
                                                            ------------      ------------       ------------

             Total assets                                   $ 12,861,906      $ 37,729,327       $ 50,591,233
                                                            ============      ============       ============


         Mortgage notes payable                             $ 15,884,313      $ 49,371,703       $ 65,256,016
         Other liabilities                                       635,295        13,681,129         14,316,424
         Due to general partners                                   7,500         4,450,399          4,457,899
                                                            ------------      ------------       ------------

             Total liabilities                                16,527,108        67,503,231         84,030,339

         Partners' deficit                                    (3,665,202)      (29,773,904)       (33,439,106)
                                                            ------------      ------------       ------------

             Total liabilities and partners' deficit        $ 12,861,906      $ 37,729,327       $ 50,591,233
                                                            ============      ============       ============


                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2002

                                                               Equity
                                                               Method          Suspended  (1)       Total
                                                            -----------       -----------        -----------
         Number of Local Partnerships                            4                10                  14
                                                                 =                ==                  ==

         Revenue:
           Rental                                           $ 5,697,917       $12,966,935        $18,664,852
           Other                                                130,313           725,964            856,277
                                                            -----------       -----------        -----------

             Total revenue                                    5,828,230        13,692,899         19,521,129
                                                            -----------       -----------        -----------

         Expenses:
           Operating and other                                3,403,666         8,568,541         11,972,207
           Interest                                             864,781         4,057,628          4,922,409
           Depreciation and amortization                        800,553         2,480,316          3,280,869
                                                            -----------       -----------        -----------

             Total expenses                                   5,069,000        15,106,485         20,175,485
                                                            -----------       -----------        -----------

         Net income (loss)                                  $   759,230       $(1,413,586)       $  (654,356)
                                                            ===========       ===========        ===========

         Cash distributions                                 $   691,168       $   456,888        $ 1,148,056
                                                            ===========       ===========        ===========

         Cash distributions recorded as reduction
           of investments in partnerships                   $   691,168       $        --        $   691,168
                                                            ===========       ===========        ===========

         Cash distributions recorded as income              $        --       $   456,888        $   456,888

         Partnership's share of Local Partnership
           net income (loss)                                    755,657           (12,949)           742,708
                                                            -----------       -----------        -----------

         Share of income from partnerships                  $   755,657       $   443,939        $ 1,199,596
                                                            ===========       ===========        ===========

                                     III-22

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          (1) Includes information for Rock Glen through the date of the sale of the property in September 2002.

          All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective years, and are recorded as cash receipts on the respective balance sheets. Cash distributions recorded as a reduction of the related investment are recorded as cash receipts on the respective balance sheets, and are recorded as a reduction of investments in and advances to partnerships, also on the respective balance sheets.

     f.   Reconciliation of the Local Partnerships' financial statement net loss
          ----------------------------------------------------------------------
            to taxable income
            -----------------

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

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                                                                     For the years ended
                                                                                         December 31,
                                                                                 ----------------------------
                                                                                    2003              2002
                                                                                 ----------        ----------
          Financial statement net loss                                           $ (512,715)       $ (654,356)

          Adjustments:
            Additional book depreciation,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                          980,906         2,394,151

            Amortization for financial statement purposes
              not deducted for income tax purposes                                    2,178             2,449

            Miscellaneous, net                                                      336,262           223,303
                                                                                 ----------        ----------

          Taxable income                                                         $  806,631        $1,965,547
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

                                     III-23

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2003 and 2002, the Partnership paid $232,964 and $205,778, respectively, to the Managing General partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

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

For each of the years ended December 31, 2003 and 2002, the Partnership paid the Managing General Partner a Management Fee of $249,996.

     Prior to approval of the Partnership's Consent Solicitation Statement on March 22, 2004, the Managing General Partner and/or its affiliates were eligible to receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee was subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in September 2002 the Managing General Partner was paid a disposition fee of $128,000 related to the sale of Rock Glen, which was netted against the related gain on disposition of investment in partnership at December 31, 2002. The Liquidation Plan provides for certain other fees in lieu of the one discussed above, as explained in Note 4 below.


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partner and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partner was reduced to 0.49%. Pursuant to the Consent Solicitation Statement approved March 22, 2004, the net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties which are not reinvested shall be distributed and applied as follows:

                                     III-24

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
     (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership (including the Partnership Liquidation Fee);
     (iii)to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to Section 4.03(d) of the Partnership Agreement;
     (iv) to the Limited Partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus
          (B) an additional amount equal to a cumulative non-compounded six percent return on each limited partner's capital contribution, reduced by (1) an amount equal to 50% of the losses for tax purposes allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
     (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (vi) to the General Partners in the amount of their capital  contributions;
          (vii) thereafter, for services to the Partnership, to General Partner Martin C. Schwartzberg (or his designee), whether or not he is then a General Partner, 0.333% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and
          (B) any prior sales from which such fee was not paid to the General Partner or his designee; and
     (viii) the remainder, 12% to the General Partners (or their assignees), three percent to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

     Notwithstanding and in addition to the foregoing, the Managing General Partner may receive a fee (not to exceed 5% of the sales price of Apartment Complexes) from the Partnership or the Local Partnership for services provided by the Managing General Partner and/or its Affiliates in connection with the marketing and sale of Apartment Complexes. Such fee (a "Disposition Fee"), which shall be payable pursuant to Section 4.02(a)(i), shall only be payable upon the sale of an Apartment Complex or a sale of the Partnership's interest in the Local Partnership (a sale in either of such formats is referred to in this Section 4.02(a) as a "sale of an Apartment Complex"), and shall be subject to the following restrictions: (i) all property disposition fees and any other commissions payable upon the sale of any Apartment Complex, inclusive of any fees to the General Partners and/or their Affiliates, shall not exceed the lesser of the competitive rate paid to third parties for similar services or 6% of the sales price of the applicable Apartment Complex, (ii) the Managing General Partner and/or its Affiliates must provide substantial services in connection with the marketing and sales effort (as determined by the General Partners), and (iii) Dockser and Willoughby shall waive their respective shares of the 1% fee payable under Section 4.02(a)(vii) above.

                                     III-25

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     Notwithstanding any other provision of this Agreement to the contrary and in addition to the foregoing, the Managing General Partner may receive a fee of $500,000 from the Partnership for services provided by the Managing General Partner and/or its Affiliates in connection with the sale of one or more of the Apartment Complexes or of the Partnership's interest in one or more of the Local Partnerships. Such fee (the "Partnership Liquidation Fee"), which shall be payable pursuant to Section 4.02(a)(i), shall only be payable if all of the Apartment Complexes (or, with respect to any Apartment Complex which has not been sold, the Partnership's interest in the applicable Local Partnership) have been sold or otherwise disposed of or the Partnership's interest therein has been terminated on or before March 22, 2007.

     Fees payable to certain general partners (or their designees) under
(vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sales price of the apartment properties.

     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     In accordance with the terms of the Partnership Agreement, in September 2002 the Managing General Partner was paid a disposition fee of $128,000 related to the sale of Rock Glen, which was netted against the related gain on disposition of investment in partnership at December 31, 2002.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On September 11, 2002, the Partnership made a cash distribution of $199,455 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners. On November 22, 2002, the Partnership made a cash distribution aggregating $2,844,870 ($57 per Unit) to Additional Limited
Partners who were holders of record as of November 1, 2002. Of this amount, $1,347,570 ($27 per Unit) was distributed as result of proceeds received from the sale of the Rock Glen property, and $1,497,300 ($30 per Unit) was distributed as a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 25, 2002, the Partnership made a cash distribution of $46,392 to the General Partners and Initial and Special Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On November 12, 2003, the Partnership made a cash distribution of $1,347,570 ($27 per Unit) to Limited Partner holders of record as of November 1, 2003, and a cash distribution of $41,677 to General Partners. The distributions were from cash resources accumulated from operations and distributions from Local Partnerships.

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2003 and 2002. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's remaining purchase money note and related accrued interest and its Plan of Liquidation and Dissolution, and for operating cash reserves.


                                     III-26

                CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of income or losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see
Note 2.f.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                                     For the years ended
                                                                                         December 31,
                                                                                 -----------------------------
                                                                                   2003               2002
                                                                                 ---------         -----------
Financial statement net income                                                   $ 987,612         $3,929,896

Adjustments:
  Differences between financial statement net income
    and taxable net income related to the transfer
    of property                                                                   (307,931)         4,660,627

  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                                    406,922          1,438,487

  Costs amortized over a shorter period for income tax purposes                     24,550             26,600

  Effect of amortization of discount on purchase money notes
    for financial statement purposes                                              (243,833)          (249,604)
                                                                                 ---------         ----------

Taxable income                                                                   $ 867,320         $9,806,006
                                                                                 =========         ==========

                                      # # #

                                     III-27

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested.





                                     III-28