Form 10QSB
period 2004-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2004-05-04
CIK 713571

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


                 For the quarterly period ended March 31, 2004


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2004 and December 31, 2003.......................... 1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2004 and 2003............ 2

         Statements of Cash Flows
           - for the three months ended March 31, 2004 and 2003............ 3

         Notes to Financial Statements
           - March 31, 2004 and 2003....................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 8

Item 3.  Controls and Procedures........................................... 11


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................... 12

Item 5.  Other Information................................................. 12

Item 6.  Exhibits and Reports on Form 8-K.................................. 13

Signature.................................................................. 14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,      December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advance to partnerships ........................................   $  1,083,334    $    854,495
Investment in partnership held for transfer .......................................        489,245         508,229
Cash and cash equivalents .........................................................      2,775,720       2,979,778
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $122,931 and $121,219, respectively ..........         55,956          57,667
Property purchase costs,
  net of accumulated amortization of $163,703 and $161,573, respectively ..........         79,968          82,098
Other assets ......................................................................             46              40
                                                                                      ------------    ------------

   Total assets ...................................................................   $  4,484,269    $  4,482,307
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      2,657,762       2,626,262
Accounts payable and accrued expenses .............................................         94,473         145,687
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,152,235       4,171,949
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (15,293,973)    (15,293,973)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (29,112,013)    (29,133,689)
                                                                                      ------------    ------------

      Total partners' capital .....................................................        332,034         310,358
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  4,484,269    $  4,482,307
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                        For the three months ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
Share of income from partnerships ..................................   $    232,990    $    409,720
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................................          4,124          11,167
    Gain from extinguishment of debt ...............................             --         670,099
                                                                       ------------    ------------

                                                                              4,124         681,266
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................         31,500          31,500
    General and administrative .....................................         81,973          80,821
    Management fee .................................................         62,499          62,499
    Professional fees ..............................................         35,625          23,250
    Amortization of deferred costs .................................          3,841           6,298
                                                                       ------------    ------------

                                                                            215,438         204,368
                                                                       ------------    ------------

      Total other revenue and expenses .............................       (211,314)        476,898
                                                                       ------------    ------------

Net income .........................................................         21,676         886,618

Accumulated losses, beginning of period ............................    (29,133,689)    (30,121,301)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(29,112,013)   $(29,234,683)
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $        327    $     13,388
                                                                       ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%)   $        323    $     13,211
                                                                       ============    ============

Net income allocated to Additional Limited Partners (97%) ..........   $     21,026    $    860,019
                                                                       ============    ============

Net income per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding ................................   $       0.42    $      17.23
                                                                       ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                          For the three months ended
                                                                                   March 31,
                                                                          --------------------------
                                                                             2004           2003
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $    21,676    $   886,618

  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Share of income from partnerships .................................      (232,990)      (409,720)
    Gain from extinguishment of debt ..................................            --       (670,099)
    Amortization of deferred costs ....................................         3,841          6,298

    Changes in assets and liabilities:
      (Increase) decrease in other assets .............................            (6)       335,758
      Increase in accrued interest payable ............................        31,500         31,500
      Decrease in accounts payable and accrued expenses ...............       (51,214)       (27,766)
                                                                          -----------    -----------

        Net cash (used in) provided by operating activities ...........      (227,193)       152,589
                                                                          -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..........................        23,135        221,443
  Additional proceeds from disposition of investment in partnership ...            --            206
                                                                          -----------    -----------

        Net cash provided by investing activities .....................        23,135        221,649
                                                                          -----------    -----------

Net (decrease) increase in cash and cash equivalents ..................      (204,058)       374,238

Cash and cash equivalents, beginning of period ........................     2,979,778      3,420,489
                                                                          -----------    -----------

Cash and cash equivalents, end of period ..............................   $ 2,775,720    $ 3,794,727
                                                                          ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the interim period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. See Note 3 below for information concerning the Partnership's Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2003.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of March 31, 2004, the Partnership's maximum loss exposure related to its investments in and advance to partnerships is limited to the remaining balance of $1,572,579.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of May 4, 2004, principal and accrued interest of $1,400,000 and $2,669,413, respectively, were due. In September 2003, the Managing General Partner offered to tender the Partnership's interest in Westgate to the purchase money noteholders, in full satisfaction of the principal and accrued interest balances due on the purchase money note. The trustee for the noteholders has acknowledged receipt of the Managing General Partner's offer, but indicated that it might take several months to obtain a response from the numerous noteholders. There is no assurance that the noteholders will accept the offer, or what other course of action the noteholders might choose to pursue.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Partnership's inability to pay the Westgate purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, even though the Partnership's investment in Westgate has not produced sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash flow distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate.

     Interest expense on the Partnership's Westgate purchase money note for each of the three month periods ended March 31, 2004 and 2003, was $31,500. The accrued interest payable on the purchase money note of $2,657,762 and $2,626,262 as of March 31, 2004, and December 31, 2003, respectively, is in default.

     Due to the possible transfer of the Partnership's interest in Westgate to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized acquisition fees and property purchase costs, which totaled $489,245 and $508,229 as of March 31, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnership held for transfer in the accompanying balance sheets.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 12 Local Partnerships in which the Partnership was invested as of March 31, 2004 and 2003, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                 For the three months ended
                                                                          March 31,
                                                 -----------------------------------------------------------
                                                            2004                             2003
                                                 -------------------------        --------------------------
                                                   Equity                           Equity
                                                   Method        Suspended          Method        Suspended
                                                 ----------      ----------       ----------      ----------
         Number of Local Partnerships                4               8                4               8
                                                     =               =                =               =

         Revenue:
           Rental                                $1,465,404      $2,512,055       $1,424,480      $2,477,771
           Other                                     49,428          72,673           32,578         102,654
                                                 ----------      ----------       ----------      ----------

             Total revenue                        1,514,832       2,584,728        1,457,058       2,580,425
                                                 ----------      ----------       ----------      ----------

         Expenses:
           Operating                                884,465       1,532,367          850,917       1,510,770
           Interest                                 213,731         943,917          216,196         942,108
           Depreciation and amortization            205,574         447,685          200,139         439,379
                                                 ----------      ----------       ----------      ----------

             Total expenses                       1,303,770       2,923,969        1,267,252       2,892,257
                                                 ----------      ----------       ----------      ----------

         Net income (loss)                       $  211,062      $ (339,241)      $  189,806      $ (311,832)
                                                 ==========      ==========       ==========      ==========

         Cash distributions                      $       --      $   23,135       $       --      $  221,443
                                                 ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                             $       --      $   23,135       $       --      $  221,443

         Partnership's additional share of
           Local Partnership net income             209,855              --          188,070              --

         Miscellaneous                                   --             --               207             --
                                                 -------------------------        -------------------------

         Share of income from partnerships                $232,99                           $409,720
                                                          =======                           ========

     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of March 31, 2004 and 2003, the Partnership's share of cumulative losses to date for eight of the 12 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $20,571,980 and $19,216,307, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $64,294 and $58,214 for the three month periods ended March 31, 2004 and 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 2004 and 2003.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on March 22, 2004, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation is approved, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for eight Local Partnerships in which the Partnership's investment balances have been reduced to zero.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. The Internal Revenue Service issued a ruling in July 1998, that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is difficult to predict the exact form of restructuring, or potential tax liabilities to the Limited Partners. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     Four Winds West Company Ltd. (Four Winds) has a Section 8 HAP contract covering 100% of its apartment units which expires in October 2004. Four Winds anticipates a one-year renewal of its Section 8 HAP contract at expiration. Mercy Terrace Associates (Mercy Terrace) had a Section 8 HAP contract covering 100% of its apartment units which expired in November 2003. The Local Managing General Partner has entered Mercy Terrace into the Mark-to-Market program. It is not known at this time what adjustments, if any, will be made to the rental amounts or the mortgage loan, as the Local Managing General Partner continues to negotiate these issues with HUD. Posada Associates Limited Partnership (Posada Vallarta) has a Section 8 HAP contract covering 21% of its apartment units which expires in February 2005. Posada Vallarta anticipates a one-year renewal of its
Section 8 HAP contract at expiration. As of March 31, 2004, the carrying amount of the Partnership's investments in and advances to Local Partnerships with
Section 8 HAP contracts expiring in the next 12 months was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,775,720 as of March 31, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 4, 2004, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's remaining purchase money note and related accrued interest, for its Plan of Liquidation and Dissolution, and for operating cash reserves.

     The Partnership's remaining obligation with respect to its investment in Local Partnerships, in the form of a nonrecourse purchase money note having a principal balance of $1,400,000 plus accrued interest of $2,657,762 as of March 31, 2004, matured on September 1, 2003, and was not paid. The purchase money note, which is nonrecourse to the Partnership, is secured solely by the Partnership's interest in the related Local Partnership, Westgate Tower Limited Dividend Housing Association (Westgate). Since the Partnership's investment in Westgate has not produced sufficient value to satisfy the purchase money note, the Managing General Partner offered to tender the Partnership's interest in Westgate to the purchase money noteholders. See the notes to financial statements for additional information concerning this purchase money note.

     The Partnership's inability to pay the Westgate purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, even though the Partnership's investment in Westgate has not produced sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash flow distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership received no cash distributions from Westgate during 2003 and through May 4, 2004; thus in the event of a foreclosure or other transfer of the Partnership's interest, there would be no material adverse impact on the cash liquidity of the Partnership.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


     The Managing General Partner has received consent from a majority in interest of the Limited Partners for the liquidation of the Partnership. It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such liquidation. There can be no assurance that the liquidation will be completed pursuant to the Plan of liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2004, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $204,058 during the three month period ended March 31, 2004, primarily as a result of cash used in operating activities exceeding the receipt of distributions from partnerships. The primary use of cash in operating activities was to pay management and professional fees, and general and administrative expenses.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2004, decreased from the corresponding period in 2003, primarily due to gain from extinguishment of debt related to the transfer of one Local Partnership in 2003, by a decrease in share of income from partnerships, a decrease in interest revenue due to lower cash and cash equivalent balances and declining interest rates, an increase in professional legal fees, and a nominal increase in general and administrative expenses, partially offset by a nominal decrease in amortization of deferred costs. The decrease in share of income from partnerships was primarily due to a higher amount of cash distributions recorded as income (equity method suspended) in the 2003 period than in the 2004 period.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2004 and 2003, did not include losses of $332,131 and $314,829, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2004.


Item 3. Controls and Procedures

     In April 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities


     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


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

     In response to the registered tender offer, on February 4, 2004, the Managing General Partner filed Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the offer because it viewed the offer price as inadequate.

                           Unregistered Tender Offers
                           --------------------------

     On January 26, 2004, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% (including 1,525 Units or 3.1% already owned by affiliates) of the outstanding Units in the Partnership at a price of $175 per Unit less a transfer fee of $100 per investor; the offer expired March 23, 2004. On March 14, 2003, Peachtree initiated an unregistered tender offer to purchase an unspecified number of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired April 18, 2003. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each Unit.

     The Managing General Partner did not express any opinion and remained neutral toward the 2003 unregistered tender offer for the purchase of Units described above, and in its Definitive Proxy Statement, dated February 4, 2004, recommended that Limited Partners reject the 2004 unregistered tender offer because it viewed the offer price as inadequate.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit No.                  Description
          -----------                  -----------

          31.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

          32 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2004.

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




May 4, 2004                            by:  /s/ Michael J. Tuszka
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