Form 10QSB
period 2004-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2004-08-06
CIK 713571

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


                  For the quarterly period ended June 30, 2004


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2004 and December 31, 2003...........................   1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2004 and 2003.....   2

         Statements of Cash Flows
           - for the six months ended June 30, 2004 and 2003...............   3

         Notes to Financial Statements
           - June 30, 2004 and 2003........................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  10

Item 3.  Controls and Procedures...........................................  14


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................  14

Item 5.  Other Information.................................................  14

Item 6.  Exhibits and Reports on Form 8-K..................................  15

Signature..................................................................  16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $    815,640    $    854,495
Investment in partnership held for transfer .......................................        450,230         508,229
Cash and cash equivalents .........................................................      3,758,867       2,979,778
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $124,201 and $121,219, respectively ..........         54,686          57,667
Property purchase costs,
  net of accumulated amortization of $165,635 and $161,573, respectively ..........         78,037          82,098
Other assets ......................................................................             84              40
                                                                                      ------------    ------------

   Total assets ...................................................................   $  5,157,544    $  4,482,307
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      2,689,262       2,626,262
Accounts payable and accrued expenses .............................................        116,610         145,687
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,205,872       4,171,949
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (15,293,973)    (15,293,973)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (28,492,375)    (29,133,689)
                                                                                      ------------    ------------

      Total partners' capital .....................................................        951,672         310,358
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,157,544    $  4,482,307
                                                                                      ============    ============



                  The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended       For the six months ended
                                                             June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        2004            2003            2004            2003
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    835,537    $    595,893    $  1,068,527    $  1,005,613
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................          4,613           8,696           8,737          16,157
    Gain from extinguishment of debt ............             --              --              --         670,099
                                                    ------------    ------------    ------------    ------------

                                                           4,613           8,696           8,737         686,256
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         31,500          31,500          63,000          63,000
    General and administrative ..................         87,686          63,554         169,659         140,670
    Management fee ..............................         62,499          62,499         124,998         124,998
    Professional fees ...........................         35,625          33,250          71,250          56,500
    Amortization of deferred costs ..............          3,202           6,298           7,043          12,595
                                                    ------------    ------------    ------------    ------------

                                                         220,512         197,101         435,950         397,763
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (215,899)       (188,405)       (427,213)        288,493
                                                    ------------    ------------    ------------    ------------

Net income ......................................        619,638         407,488         641,314       1,294,106

Accumulated losses, beginning of period .........    (29,112,013)    (29,234,683)    (29,133,689)    (30,121,301)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(28,492,375)   $(28,827,195)   $(28,492,375)   $(28,827,195)
                                                    ============    ============    ============    ============


Net income allocated
  to General Partners (1.51%) ...................   $      9,357    $      6,153    $      9,684    $     19,541
                                                    ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (1.49%)   $      9,233    $      6,072    $      9,556    $     19,282
                                                    ============    ============    ============    ============

Net income allocated
  to Additional Limited Partners (97%) ..........   $    601,048    $    395,263    $    622,074    $  1,255,283
                                                    ============    ============    ============    ============

Net income per unit of Additional Limited Partner
  Interest, based on 49,910 units outstanding ...   $      12.04    $       7.92    $      12.46    $      25.15
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           For the six months ended
                                                                                   June 30,
                                                                          --------------------------
                                                                             2004           2003
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $   641,314    $ 1,294,106

  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Share of income from partnerships .................................    (1,068,527)    (1,005,613)
    Gain from extinguishment of debt ..................................            --       (670,099)
    Amortization of deferred costs ....................................         7,043         12,595

    Changes in assets and liabilities:
      (Increase) decrease in other assets .............................           (44)       335,774
      Increase in accrued interest payable ............................        63,000         63,000
      Decrease in accounts payable and accrued expenses ...............       (29,077)       (20,376)
                                                                          -----------    -----------

        Net cash (used in) provided by operating activities ...........      (386,291)         9,387
                                                                          -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..........................     1,165,200        942,435
  Additional proceeds from disposition of investment in partnership ...           180          1,043
                                                                          -----------    -----------

        Net cash provided by investing activities .....................     1,165,380        943,478
                                                                          -----------    -----------

Net increase in cash and cash equivalents .............................       779,089        952,865

Cash and cash equivalents, beginning of period ........................     2,979,778      3,420,489
                                                                          -----------    -----------

Cash and cash equivalents, end of period ..............................   $ 3,758,867    $ 4,373,354
                                                                          ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the interim periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     On February 4, 2004, the Partnership filed a Definitive Proxy Statement, pursuant to Section 14(a) of the Securities Exchange Act of 1934, to solicit consent for, among other things, the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution. As of the voting deadline, March 22, 2004, the holders of 28,699 units of limited partner interest (57.5%) voted "for" such sale and dissolution, and the Managing General Partner began to proceed accordingly.

     The Partnership received an unsolicited offer from Equity Resource Investments, LLC (ERI) to purchase the Partnership's limited partner interests in all 12 Local Partnerships, and to purchase the general partner interests in the Local Partnerships held by affiliates of the Managing General Partner (CRI). On July 1, 2004, ERI, the Partnership and CRI signed a non-binding Letter of Intent, in which ERI agreed in principle that it and/or its affiliated entities or assignees would purchase all of the ownership interests of the Partnership in the Local Partnerships for approximately $21,000,000, and all of the general partner interests held by affiliates of CRI for approximately $800,000, subject to the terms and conditions of one or more definitive acquisition agreements to be negotiated and entered into among the parties. Closing would then be scheduled after successful completion of an inspection period, receipt of all necessary third party and governmental and regulatory approvals, and the satisfaction of all other respective conditions to closing. On July 2, 2004, ERI filed a Schedule 13D with the Securities and Exchange Commission (SEC) regarding the offer. If the offer results in a definitive acquisition agreement, the Partnership will disclose its terms in a Form 8-K filing with the SEC. Due to the non-binding nature of the Letter of Intent, and the complexity of the terms to be negotiated, the Partnership has not reclassified its basis in the Local Partnerships to investments in partnerships held for sale in the accompanying balance sheet at June 30, 2004. There can be no assurance that the sale to ERI will be consummated and closed.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION - Continued

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of June 30, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $1,265,870.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of August 6, 2004, principal and accrued interest of $1,400,000 and $2,701,517, respectively, were due. In September 2003, the Managing General Partner offered to tender the Partnership's interest in Westgate to the purchase money noteholders, in full satisfaction of the principal and accrued interest balances due on the purchase money note. The trustee for the noteholders has acknowledged receipt of the Managing General Partner's offer, but indicated that it might take several months to obtain a response from the numerous noteholders. No response has been received to date. There is no assurance that the noteholders will accept the offer, or what other course of action the noteholders might choose to pursue.

     The Partnership's inability to pay the Westgate purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, even though the Partnership's investment in Westgate has not produced sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Interest expense on the Partnership's Westgate purchase money note for each of the three and six month periods ended June 30, 2004 and 2003, was $31,500 and $63,000, respectively. The accrued interest payable on the purchase money note of $2,689,262 and $2,626,262 as of June 30, 2004, and December 31, 2003,
respectively, is in default.

     Due to the possible transfer of the Partnership's interest in Westgate to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized acquisition fees and property purchase costs, which totaled $450,230 and $508,229 as of June 30, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnership held for transfer in the accompanying balance sheets.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 12 Local Partnerships in which the Partnership was invested as of June 30, 2004 and 2003, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive or zero investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                 For the three months ended
                                                                          June 30,
                                                   ------------------------------------------------------------
                                                             2004                               2003
                                                   -------------------------          -------------------------
                                                     Equity                            Equity
                                                     Method       Suspended            Method       Suspended
                                                   ----------     ----------         ----------     ----------
         Number of Local Partnerships                  4              8                  4              8
                                                       =              =                  =              =

         Revenue:
           Rental                                  $1,490,872     $2,512,057         $1,479,329     $2,477,768
           Other                                       15,956         72,674             34,961        102,654
                                                   ----------     ----------         ----------     ----------

             Total revenue                          1,506,828      2,584,731          1,514,290      2,580,422
                                                   ----------     ----------         ----------     ----------

         Expenses:
           Operating                                  761,456      1,532,369            765,142      1,510,770
           Interest                                   213,730        943,917            216,195        942,107
           Depreciation and amortization              205,575        447,688            200,139        439,379
                                                   ----------     ----------         ----------     ----------

             Total expenses                         1,180,761      2,923,974          1,181,476      2,892,256
                                                   ----------     ----------         ----------     ----------

         Net income (loss)                         $  326,067     $ (339,243)        $  332,814     $ (311,834)
                                                   ==========     ==========         ==========     ==========

         Cash distributions                        $  986,287     $  155,778         $  680,502     $   40,490
                                                   ==========     ==========         ==========     ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $  631,353     $       --         $  458,190     $       --
                                                   ==========     ==========         ==========     ==========

         Cash distributions recorded
           as income                               $  354,934     $  155,778         $  222,312     $   40,490

         Partnership's share of
           Local Partnership net income               324,645             --            332,255             --

         Miscellaneous                                     --            180                 --            836
                                                   -------------------------         -------------------------

         Share of income from partnerships                  $835,537                           $595,893
                                                            ========                           ========

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                    For the six months ended
                                                                             June 30,
                                                   -----------------------------------------------------------
                                                              2004                             2003
                                                   -----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  4               8                4               8
                                                       =               =                =               =

         Revenue:
           Rental                                  $2,956,276      $5,024,112       $2,903,809      $4,955,539
           Other                                       65,384         145,347           67,539         205,308
                                                   ----------      ----------       ----------      ----------

             Total revenue                          3,021,660       5,169,459        2,971,348       5,160,847
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                1,645,921       3,064,736        1,616,059       3,021,540
           Interest                                   427,461       1,887,834          432,391       1,884,215
           Depreciation and amortization              411,149         895,373          400,278         878,758
                                                   ----------      ----------       ----------      ----------

             Total expenses                         2,484,531       5,847,943        2,448,728       5,784,513
                                                   ----------      ----------       ----------      ----------


         Net income (loss)                         $  537,129      $ (678,484)      $  522,620      $ (623,666)
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $  986,287      $  178,913       $  680,502      $  261,933
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $  631,353      $       --       $  458,190      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $  354,934      $  178,913       $  222,312      $  261,933

         Partnership's share of Local
           Partnership net income                     534,500              --           520,325             --

         Miscellaneous                                     --             180                --          1,043
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $1,068,527                      $1,005,613
                                                            ==========                      ==========


     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of June 30, 2004 and 2003, the Partnership's share of cumulative losses to date for eight of the 12 Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $20,904,113 and $19,521,290, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $56,562 and $120,856 for the three and six month periods ended June 30, 2004, respectively, and $60,939 and $119,153 for the three and six month periods ended June 30, 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended June 30, 2004 and 2003, and $124,998 for each of the six month periods ended June 30, 2004 and 2003.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on March 22, 2004, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation is approved, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. See Note 1 above for additional information concerning an unsolicited offer and non-binding Letter of Intent for the purchase of the investment portfolio in its entirety.

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

                                     General
                                     -------

     On February 4, 2004, the Partnership filed a Definitive Proxy Statement, pursuant to Section 14(a) of the Securities Exchange Act of 1934, to solicit consent for, among other things, the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution. As of the voting deadline, March 22, 2004, the holders of 28,699 units of limited partner interest (57.5%) voted "for" such sale and dissolution. See Notes 1 and 3 of the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning an unsolicited offer and non-binding Letter of Intent for the purchase of the investment portfolio in its entirety. There can be no assurance that the sale will be consummated and closed.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


     Mercy Terrace Associates (Mercy Terrace) had a Section 8 HAP contract covering 100% of its apartment units which expired in November 2003. The Local Managing General Partner has entered Mercy Terrace into the Mark-to-Market program. It is not known at this time what adjustments, if any, will be made to the rental amounts or the mortgage loan, as the Local Managing General Partner continues to negotiate these issues with HUD. Four Winds West Company Ltd. (Four Winds) has a Section 8 HAP contract covering 100% of its apartment units which expires in October 2004. Four Winds anticipates a one-year renewal of its
Section 8 HAP contract at expiration. Posada Associates Limited Partnership (Posada Vallarta) has a Section 8 HAP contract covering 21% of its apartment units which expires in February 2005. Posada Vallarta anticipates a one-year renewal of its Section 8 HAP contract at expiration. As of June 30, 2004, the carrying amount of the Partnership's investments in Local Partnerships with
Section 8 HAP contracts expiring in the next 12 months was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,758,867 as of June 30, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 6, 2004, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's remaining purchase money note and related accrued interest, for its Plan of Liquidation and Dissolution, and for operating cash reserves.

     The Partnership's remaining obligation with respect to its investment in Local Partnerships, in the form of a nonrecourse purchase money note having a principal balance of $1,400,000 plus accrued interest of $2,689,262 as of June 30, 2004, matured on September 1, 2003, and was not paid. The purchase money note, which is nonrecourse to the Partnership, is secured solely by the Partnership's interest in the related Local Partnership, Westgate Tower Limited Dividend Housing Association (Westgate). Since the Partnership's investment in Westgate has not produced sufficient value to satisfy the purchase money note, the Managing General Partner offered to tender the Partnership's interest in Westgate to the purchase money noteholders. See the notes to financial statements for additional information concerning this purchase money note.

     The Partnership's inability to pay the Westgate purchase money note principal and accrued interest balance when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Westgate, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Westgate. Therefore, even though the Partnership's investment in Westgate has not produced sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in Westgate. Thus, even a complete loss of the Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership received no cash distributions from Westgate during 2003 and through August 6, 2004; thus in the event of a foreclosure or other transfer of the Partnership's interest, there would be no material adverse impact on the cash liquidity of the Partnership.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2004, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased $779,089 during the six month period ended June 30, 2004, primarily as a result of the receipt of distributions from partnerships exceeding cash used in operating activities. The primary use of cash in operating activities was to pay management and professional fees, and general and administrative expenses.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2004, increased from the corresponding period in 2003, primarily due to an increase in share of income from partnerships and a nominal decrease in amortization of deferred costs, partially offset by an increase in general and administrative expenses related to higher reimbursed payroll costs, a decrease in interest revenue due to lower cash and cash equivalent balances and declining interest rates, and a nominal increase in professional fees. The increase in share of income from partnerships was primarily due to a higher amount of cash distributions recorded as income in the 2004 period.

     The Partnership's net income for the six month period ended June 30, 2004, decreased from the corresponding period in 2004, primarily due to gain from extinguishment of debt related to the transfer of one Local Partnership in 2003, and by an increase in general and administrative expenses, as discussed above, an increase in professional legal fees, and by a decrease in interest revenue, also as discussed above. Partially offsetting the decrease in net income were an increase in share of income from partnerships, as discussed above, and a nominal decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2004 did not include losses of $332,133 and $664,264, respectively, compared to excluded losses of $314,831 and $629,660 for the three and six month periods ended June 30, 2003, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2004.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In July 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


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

          99 Schedule 13D, dated July 2, 2004. (Incorporated by reference thereto.)

     b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2004.

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


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




August 6, 2004                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)