Form 10QSB
period 2004-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2004-11-12
CIK 713571

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


                For the quarterly period ended September 30, 2004


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004



                                                                         Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2004 and December 31, 2003...................   1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2004
             and 2003...................................................   2

         Statements of Cash Flows
           - for the nine months ended September 30, 2004 and 2003......   3

         Notes to Financial Statements
          - September 30, 2004 and 2003.................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  10

Item 3.  Controls and Procedures........................................  14


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................  14

Item 5.  Other Information..............................................  14

Item 6.  xhibits........................................................  16

Signature...............................................................  17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                        (Unaudited)
Investments in partnerships .......................................................   $    954,086    $    854,495
Investment in partnerships held for sale or transfer ..............................        551,106         508,229
Cash and cash equivalents .........................................................      3,623,721       2,979,778
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $53,358 and $121,219, respectively ...........         23,091          57,667
Property purchase costs,
  net of accumulated amortization of $56,520 and $161,573, respectively ...........         26,229          82,098
Other assets ......................................................................            133              40
                                                                                      ------------    ------------

   Total assets ...................................................................   $  5,178,366    $  4,482,307
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      2,720,762       2,626,262
Accounts payable and accrued expenses .............................................        144,315         145,687
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,265,077       4,171,949
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (15,293,973)    (15,293,973)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (28,530,758)    (29,133,689)
                                                                                      ------------    ------------

      Total partners' capital .....................................................        913,289         310,358
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,178,366    $  4,482,307
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                     For the three months ended       For the nine months ended
                                                           September 30,                     September 30,
                                                    ----------------------------    ----------------------------
                                                        2004            2003            2004            2003
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    159,852    $    221,192    $  1,228,378    $  1,226,805
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................          9,080           6,336          17,816          22,493
    Gain from extinguishment of debt ............             --              --              --         670,099
                                                    ------------    ------------    ------------    ------------

                                                           9,080           6,336          17,816         692,592
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         31,500          31,500          94,500          94,500
    General and administrative ..................         74,170          66,520         243,827         207,190
    Management fee ..............................         62,499          62,499         187,497         187,497
    Professional fees ...........................         35,625          23,250         106,875          79,750
    Amortization of deferred costs ..............          3,521           6,138          10,564          18,733
                                                    ------------    ------------    ------------    ------------

                                                         207,315         189,907         643,263         587,670
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (198,235)       (183,571)       (625,447)        104,922
                                                    ------------    ------------    ------------    ------------

Net (loss) income ...............................        (38,383)         37,621         602,931       1,331,727

Accumulated losses, beginning of period .........    (28,492,375)    (28,827,195)    (29,133,689)    (30,121,301)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(28,530,758)   $(28,789,574)   $(28,530,758)   $(28,789,574)
                                                    ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) ...................   $       (580)   $        568    $      9,104    $     20,109
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)   $       (572)   $        561    $      8,984    $     19,843
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..........   $    (37,231)   $     36,492    $    584,843    $  1,291,775
                                                    ============    ============    ============    ============

Net (loss) income per unit of Additional Limited
  Partner Interest, based on 49,910 units
  outstanding ...................................   $      (0.75)   $       0.73    $      11.72    $      25.88
                                                    ============    ============    ============    ============



                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                     2004           2003
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   602,931    $ 1,331,727

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,228,378)    (1,226,805)
    Gain from extinguishment of debt ..........................................            --       (670,099)
    Amortization of deferred costs ............................................        10,564         18,733

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................           (93)       335,778
      Increase in accrued interest payable ....................................        94,500         94,500
      (Decrease) increase in accounts payable and accrued expenses ............        (1,372)         2,724
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (521,848)      (113,442)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................     1,165,200      1,200,394
  Additional proceeds from disposition of investment in partnership ...........           591          1,043
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     1,165,791      1,201,437
                                                                                  -----------    -----------

Net increase in cash and cash equivalents .....................................       643,943      1,087,995

Cash and cash equivalents, beginning of period ................................     2,979,778      3,420,489
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 3,623,721    $ 4,508,484
                                                                                  ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and its cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the interim periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investments in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2. PLAN OF LIQUIDATION AND DISSOLUTION

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2. PLAN OF LIQUIDATION AND DISSOLUTION - Continued

     The  Partnership  received an offer from Equity Resource  Investments,  LLC
(ERI) to purchase the  Partnership's  limited partner  interests in all 12 Local
Partnerships, and to purchase the general partner interests in the Local Partnerships held by affiliates of the Managing General Partner (CRI). On July 1, 2004, ERI, the Partnership and CRI signed a non-binding Letter of Intent, in which ERI agreed in principle that it and/or its affiliated entities or assignees would purchase all of the ownership interests of the Partnership in the Local Partnerships for approximately $21,000,000, and all of the general partner interests held by affiliates of CRI for approximately $800,000, subject to the terms and conditions of one or more definitive acquisition agreements to be negotiated and entered into among the parties. Closing would then be scheduled after successful completion of an inspection period, receipt of all necessary third party and governmental and regulatory approvals, and the satisfaction of all other respective conditions to closing. On July 2, 2004, ERI filed a Schedule 13D with the Securities and Exchange Commission (SEC) regarding the offer. On September 15, 2004, four definitive acquisition agreements were signed in which ERI agreed to purchase the Partnership's limited partner interests in Arrowhead Apartments Associates (Arrowhead), Blackburn Limited Partnership (Country Place I), Second Blackburn Limited Partnership (Country Place II) and Moorings Apartment Associates (Moorings) on or about December 1, 2004, for a total of approximately $13,750,000, and all of the general partner interests held by affiliates of CRI for approximately $797,000. Each sale is conditioned on the closing of the other three sales of the Partnership's limited partner interests. There can be no assurance that a sale of the Partnership's limited partner interests will occur. Due to the impending sale of the Partnership's limited partner interests in Arrowhead, Country Place I, Country Place II, and Moorings, the Partnership's basis in each of these four Local Partnerships, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $25,461, $21,994, $11,885 and $25,220, respectively, at September 30, 2004, has been reclassified to investments in partnerships held for sale or transfer in the accompanying balance sheet at that date.

     On October 29, 2004, the Partnership and ERI agreed that they could not come to terms for the sale of the Partnership's interests in the remaining eight Local Partnerships, so they formally terminated the Letter of Intent as to those interests.


3.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of November 11, 2004, principal and accrued interest of $1,400,000 and $2,732,585, respectively, were due. In September 2003, the Managing General Partner offered to tender the Partnership's interest in Westgate to the purchase money noteholders, in full satisfaction of the principal and accrued interest balances due on the purchase money note. In the fall of 2003, the trustee for the noteholders acknowledged receipt of the Managing General Partner's offer, but indicated that it might take several months to obtain a response from the numerous noteholders. No response has been received as of November 11, 2004. There is no assurance that the noteholders will accept the offer, or what other course of action the noteholders might choose to pursue.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     Interest expense on the Partnership's Westgate purchase money note was $31,500 for each of the three month periods ended September 30, 2004 and 2003, and $94,500 for each of the nine month periods ended September 30, 2004 and 2003. The accrued interest payable on the purchase money note of $2,720,762 and $2,626,262 as of September 30, 2004 and December 31, 2003, respectively, is in default.

     Due to the possible transfer of the Partnership's interest in Westgate to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $466,546 and $508,229 as of September 30, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 12 Local Partnerships in which the Partnership was invested as of September 30, 2004 and 2003, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Certain reclassifications have been made to the 2003 amounts to conform them to the 2004 presentation. Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                For the three months ended
                                                                       September 30,
                                                  -----------------------------------------------------------
                                                             2004                            2003
                                                  -----------------------------------------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method        Suspended
                                                  ----------      ----------       ----------      ----------
         Number of Local Partnerships                 4               8                4               8
                                                      =               =                =               =

         Revenue:
           Rental                                 $1,525,216      $2,512,053       $1,451,382      $2,482,867
           Other                                      58,648          72,673           78,796         102,719
                                                  ----------      ----------       ----------      ----------

             Total revenue                         1,583,864       2,584,726        1,530,178       2,585,586
                                                  ----------      ----------       ----------      ----------

         Expenses:
           Operating                                 675,334       1,532,367          732,006       1,534,178
           Interest                                  213,732         943,914          216,195         942,108
           Depreciation and amortization             205,573         447,683          200,136         439,376
                                                  ----------      ----------       ----------      ----------

             Total expenses                        1,094,639       2,923,964        1,148,337       2,915,662
                                                  ----------      ----------       ----------      ----------

         Net income (loss)                        $  489,225      $ (339,238)      $  381,841      $ (330,076)
                                                  ==========      ==========       ==========      ==========

         Cash distributions                       $       --      $       --       $  199,980      $   57,980
                                                  ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                        $       --      $       --       $  199,980      $       --
                                                  ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                              $       --      $       --       $       --      $   57,980

         Partnership's share of
           Local Partnership net income              159,440              --          163,212              --

         Miscellaneous                                    --             412               --              --
                                                  -----------------------------------------------------------

         Share of income from partnerships                $159,852                          $221,192
                                                          ========                          ========

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                   For the nine months ended
                                                                         September 30,
                                                  ---------------------------------------------------------
                                                            2004                              2003
                                                  ------------------------         ------------------------
                                                    Equity                           Equity
                                                    Method      Suspended            Method       Suspended
                                                  ----------    ----------         ----------     ----------
         Number of Local Partnerships                 4             8                  4              8
                                                      =             =                  =              =

         Revenue:
           Rental                                 $4,481,492    $ 7,536,164        $4,355,191     $7,438,406
           Other                                     124,031        218,019           146,335        308,027
                                                  ----------    -----------        ----------     ----------

             Total revenue                         4,605,523      7,754,183         4,501,526      7,746,433
                                                  ----------    -----------        ----------     ----------

         Expenses:
           Operating                               2,321,255      4,597,103         2,348,065      4,555,718
           Interest                                  641,192      2,831,746           648,586      2,826,323
           Depreciation and amortization             616,722      1,343,056           600,414      1,318,134
                                                  ----------    -----------        ----------     ----------
             Total expenses                        3,579,169      8,771,905         3,597,065      8,700,175
                                                  ----------    -----------        ----------     ----------


         Net income (loss)                        $1,026,354    $(1,017,722)       $  904,461     $ (953,742)
                                                  ==========    ===========        ==========     ==========

         Cash distributions                       $  986,287    $   178,913        $  880,481     $  319,913
                                                  ==========    ===========        ==========     ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                        $  957,414    $        --        $  874,039     $       --
                                                  ==========    ===========        ==========     ==========

         Cash distributions recorded
           as income                              $   28,873    $   178,913        $    6,442     $  319,913

         Partnership's share of Local
           Partnership net income                  1,020,001             --           899,407             --

         Miscellaneous                                    --            591                --          1,043
                                                  -------------------------        -------------------------

         Share of income from partnerships                $1,228,378                       $1,226,805
                                                          ==========                       ==========

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2004 and 2003, the Partnership's share of cumulative losses to date for eight of the 12 Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $21,236,242 and $19,844,126, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $55,584 and $176,440 for the three and nine month periods ended September 30, 2004, respectively, and $54,397 and $173,550 for the three and nine month periods ended September 30, 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended September 30, 2004 and 2003, and $187,497 for each of the nine month periods ended September 30, 2004 and 2003.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on March 22, 2004, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation is approved, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. See Note 2 above for additional information concerning an unsolicited offer to purchase the Partnership's interests in four Local Partnerships.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for eight Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investments in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                       Plan of Liquidation and Dissolution
                       -----------------------------------

     On February 4, 2004, the Partnership filed a Definitive Proxy Statement, pursuant to Section 14(a) of the Securities Exchange Act of 1934, to solicit consent for, among other things, the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution. As of the voting deadline, March 22, 2004, the holders of 28,699 units of limited partner interest (57.5%) voted "for" such sale and dissolution. See Notes 2 and 4 of the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning an offer to purchase the Partnership's limited partner interests in four Local Partnerships. There can be no assurance that the sale of the Partnership's limited partner interests in four Local Partnerships will occur.

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

     Mercy Terrace Associates (Mercy Terrace) had a Section 8 HAP contract covering 100% of its apartment units which expired in November 2003. The Local Managing General Partner entered Mercy Terrace into the Mark-up-to-Market program at that time. The Section 8 HAP contract will be renewed annually. Four Winds West Company Ltd. (Four Winds) has a Section 8 HAP contract covering 100% of its apartment units which expires in October 2005. Four Winds anticipates a one- year renewal of its Section 8 HAP contract at expiration. Posada Associates Limited Partnership (Posada Vallarta) has a Section 8 HAP contract covering 21% of its apartment units which expires in February 2005. Posada Vallarta anticipates a one-year renewal of its Section 8 HAP contract at expiration. Chevy Chase Park, Ltd. (Chevy Chase) has a Section 8 HAP contract covering 100% of its apartment units which expires in September 2005. Chevy Chase anticipates a one-year renewal of its Section 8 HAP contract at expiration. As of September 30, 2004, the carrying amount of the Partnership's investments in two Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $953,855.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,623,721 as of September 30, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 11, 2004, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's remaining purchase money note and related accrued interest, for its Plan of Liquidation and Dissolution, and for operating cash reserves.

     The Partnership's remaining obligation with respect to its investment in Local Partnerships, in the form of a nonrecourse purchase money note having a principal balance of $1,400,000 plus accrued interest of $2,720,762 as of September 30, 2004, matured on September 1, 2003, and was not paid. The purchase money note, which is nonrecourse to the Partnership, is secured solely by the Partnership's interest in the related Local Partnership, Westgate Tower Limited Dividend Housing Association (Westgate). Since the Partnership's investment in Westgate has not produced sufficient value to satisfy the purchase money note, the Managing General Partner offered to tender the Partnership's interest in Westgate to the purchase money noteholders. See the notes to financial statements for additional information concerning this purchase money note.

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


Partnership's interest in Westgate would not have a material adverse impact on the financial condition of the Partnership. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Westgate will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in Westgate and, likewise, its share of any future cash distributed by Westgate from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership received no cash distributions from Westgate during 2003 and through November 11, 2004; thus in the event of a foreclosure or other transfer of the Partnership's interest, there would be no material adverse impact on the cash liquidity of the Partnership.

     The Managing General Partner has received consent from a majority in interest of the Limited Partners for the liquidation of the Partnership. It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such liquidation. There can be no assurance that the liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2004, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased $643,943 during the nine month period ended September 30, 2004, primarily as a result of the receipt of distributions from partnerships exceeding cash used in operating activities. The primary use of cash in operating activities was to pay management and professional fees, and general and administrative expenses.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $38,383 for the three month period ended September 30, 2004, compared to net income of $37,621 for the corresponding period in 2003, primarily due to a decrease in share of income from partnerships, and also due to increases in professional legal fees and general and administrative expenses, partially offset by a nominal increase in interest revenue and a nominal decrease in amortization of deferred costs.

     The Partnership's net income for the nine month period ended September 30, 2004, decreased $728,796 from the corresponding period in 2003, primarily due to gain from extinguishment of debt related to the transfer of one Local Partnership in 2003, and also due to an increase in general and administrative expenses related to the Partnership's Definitive Proxy Statement and higher reimbursed payroll costs, an increase in professional legal fees and a nominal decrease in interest revenue. Partially offsetting the decrease in net income was a nominal increase in share of income from partnerships and a decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2004 did not include losses of $332,129 and $996,393, respectively, compared to excluded losses of $332,684 and $962,344 for the three and nine month periods ended September 30, 2003, respectively. Distributions of $0 and $178,913, received from zero and five Local Partnerships during the three and nine month periods ended September 30, 2004, respectively, and which have cumulative losses in excess of the Partnership's investments in the Local Partnerships (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships when received, compared to distributions of $57,980 and $319,913, received from six Local Partnerships during the three and nine month periods ended September 30, 2003, respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2004.


Item 3. Controls and Procedures

     In October 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 3.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     a. There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


                             Registered Tender Offer
                             -----------------------

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

                           Unregistered Tender Offers
                           --------------------------

          On January 26, 2004, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% (including 1,525 Units or 3.1%, already owned by affiliates) of the outstanding Units in the Partnership at a price of $175 per Unit less a transfer fee of $100 per investor; the offer expired March 23, 2004. On March 14, 2003, Peachtree initiated an unregistered tender offer to purchase an unspecified number of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired April 18, 2003. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each Unit.

          The Managing General Partner did not express any opinion and remained neutral toward the 2003 unregistered tender offer for the purchase of Units described above, and in its Definitive Proxy Statement, dated February 4, 2004, recommended that Limited Partners reject the 2004 unregistered tender offer because it viewed the offer price as inadequate.

     b. On September 17, 2004, the Partnership filed a Current Report on Form 8-K, dated September 15, 2004, to report that, on September 15, 2004, the Partnership and two of its affiliates had entered into material definitive agreements not made in the ordinary course of business. The definitive agreements consisted of four Purchase and Sale Agreements with affiliates of Equity Resource Investments, LLC, to sell their partnership interests in four of the twelve partnerships in which the Partnership currently holds interests. The sales are in furtherance of the liquidation of the Partnership pursuant to a consent solicitation approved by a majority in interest of the Partnership's limited partners in March 2004.

Part II. OTHER INFORMATION
Item 6. Exhibits


     Exhibit No.    Description
     ----------     -----------

     10.1


                    Purchase and Sale Agreement, dated September 15, 2004, for the sale of 100% of the partnership interests in Arrowhead Apartments Associates.

     10.2 Purchase and Sale Agreement, dated September 15, 2004, for the sale of 100% of the partnership interests in Blackburn Limited Partnership.

     10.3 Purchase and Sale Agreement, dated September 15, 2004, for the sale of 100% of the partnership interests in Second Blackburn Limited Partnership.

     10.4 Purchase and Sale Agreement, dated September 15, 2004, for the sale of 100% of the partnership interests in Moorings Apartments Associates.

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


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




November 11, 2004                      by:  /s/ Michael J. Tuszka
-----------------                           ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)