Form 10KSB
period 2004-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2005-03-25
CIK 713571

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

                   For the fiscal year ended December 31, 2004


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,255,137.

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

                        2004 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                          Page

                                     PART I


Item 1.  Business......................................................... I-1
Item 2.  Properties....................................................... I-5
Item 3.  Legal Proceedings................................................ I-5
Item 4.  Submission of Matters to a Vote of Security Holders.............. I-5


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters ............................... II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... II-3
Item 7.  Financial Statements............................................. II-8
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure......................... II-8
Item 8A. Controls and Procedures.......................................... II-8
Item 8B. Other Information................................................ II-9


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant............... III-1
Item 10. Executive Compensation........................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management... III-2
Item 12. Certain Relationships and Related Transactions................... III-3
Item 13. Exhibits......................................................... III-3
Item 14. Principal Accountant Fees and Services........................... III-4

Signatures................................................................ III-6

Report of Independent Registered Public Accounting Firm................... III-7

Financial Statements...................................................... III-8

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

     Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 units of additional limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983, when it became fully subscribed. As of December 31, 2004, 90 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 2004, the Partnership retained investments in eight Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     See Part I, Item 4, hereof, for a discussion of the Partnership's Plan of Liquidation and Dissolution, which was approved by a majority of the units of limited partner interest on March 22, 2004.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 22 (eight remaining as of December 31,
2004)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the marketplace for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2004, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                                                                                     Units
                            Mortgage                                                             Authorized for     Expiration
 Name and Location         Payable at         Financed and/or Insured              Number of       Low Income           of
of Apartment Complex      12/31/04 (2)        and/or Subsidized Under             Rental Units     Subsidies       HAP Contract
--------------------      ------------     -----------------------------          ------------   --------------    -------------
Chevy Chase Park          $ 2,681,147      Metropolitan Savings Bank                   232            232           09/22/05 (4)
 Centerville, OH                            Federal Housing Administration

Four Winds West               797,758      GMAC HUD Insured through Section             62             62           10/14/09 (3)
 Birmingham, AL                             221 (d)(4) of the National Housing
                                            Act (NHA)/Section 8

Golden Acres                1,103,608      California Housing Finance Agency            46             45           09/30/13
 Chowchilla, CA                             (CHFA)/Section 8

Mercy Terrace               8,126,474      Section 221(d)(4) of the NHA/               158            158           11/30/09 (3)
 San Francisco, CA                          Section 8

Orangewood Plaza            1,826,500      CHFA                                         40             33           07/01/14
 Orange Cove, CA

Posada Vallarta            13,916,903      Conventional                                336             70           10/31/07 (3)
 Phoenix, AZ

Troy Manor Apts.              814,852      Rural Housing & Community                    50             50           10/28/05 (3)
 Troy, AL                                   Development Services/Section 8

Westgate Tower Apts.        1,521,051      Michigan Sate Housing Develop-              148              0                 --
 Westland, MI                               ment Authority/236
                          -----------                                             --------       --------

Totals (8 Properties)     $30,788,293                                                1,072            650
                          ===========                                             ========       ========



                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                        Average Effective Annual
                                        Units Occupied As                                    Rental Per Unit
                                    Percentage of Total Units                              for the Years Ended
                                        As of December 31,                                    December 31,
 Name and Location             ------------------------------------      ------------------------------------------------------
of Apartment Complex           2004    2003     2002   2001    2000        2004        2003        2002        2001       2000
--------------------           ----    ----     ----   ----    ----      -------     -------     -------     -------    -------
Chevy Chase Park                97%     96%      98%    97%     98%      $ 6,730     $ 6,505     $ 6,411     $ 7,608    $ 4,141
 Centerville, OH

Four Winds West                 92%    100%      98%   100%     99%        5,449       5,505       5,433       5,152      5,190
 Birmingham, AL

Golden Acres                    99%    100%      96%    99%     98%        6,391       6,527       6,364       6,498      6,355
 Chowchilla, CA

Mercy Terrace                   94%     98%      99%    93%    100%       17,362      17,089      14,717      14,717     14,794
 San Francisco, CA

Orangewood Plaza               100%    100%     100%   100%    100%        2,612       2,523       2,559       2,503      2,435
 Orange Cove, CA

Posada Vallarta                 91%     94%      90%    94%     98%        6,568       6,551       6,861       7,175      6,841
 Phoenix, AZ

Troy Manor Apts.               100%    100%     100%   100%    100%        5,074       4,997       4,881       4,758      4,685
 Troy, AL

Westgate Tower Apts.            96%     91%      93%    96%     97%        4,412       4,033       4,136       4,018      3,739
 Westland, MI
                               ---     ---      ---    ---     ---       -------     -------     -------     -------    -------

Totals (8 Properties) (5)       96%     97%      97%    97%     99%      $ 6,825     $ 6,716     $ 6,420     $ 6,554    $ 6,022
                               ===     ===      ===    ===     ===       =======     =======     =======     =======    =======


(1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2004.
(3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
(4) Entered Mark-up-to-Market program in September 2000, for a five year term, subject to the annual availability of funding by Congress. The property is under contract for sale, with closing expected in mid-2005. There can be no assurance that the property will be sold.
(5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     On November 17, 2004, the Partnership's interest in Arrowhead was sold. See the notes to financial statements for additional information concerning this sale.

     On November 17, 2004, the Partnership's interest in Moorings was sold. See the notes to financial statements for additional information concerning this sale.

     On December 29, 2004,  the  Partnership's  interest in Country  Place I was
sold.  See  the  notes  to  financial  statements  for  additional   information
concerning this sale.


     On December 29, 2004,  the  Partnership's  interest in Country Place II was
sold.  See  the  notes  to  financial  statements  for  additional   information
concerning this sale.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     In December 2004, a contract for the sale of the property related to Chevy Chase was signed. See the notes to financial statements for additional information concerning the possible sale.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On February 4, 2004, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons (a "Disposition Fee");

     (2) the amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation is approved [March 22, 2004], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the "Partnership Liquidation Fee"); and

     (3) to authorize the Managing General Partner, in its sole discretion, to elect to extend the period during which Consents of Limited Partners may be solicited and voted, but not beyond 60 days from the date that the Consent Solicitation Statement was sent to the Limited Partners.

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

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------
          AND RELATED PARTNERSHIP MATTERS
          ------------------------------

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

     (b) As of March 24, 2005, there were approximately 3,035 registered holders of Units in the Partnership.

     (c) On November 12, 2003, the Partnership made a cash distribution of $1,347,570 ($27 per Unit) to Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $41,677 to General Partners. The distributions were from cash resources accumulated from operations and distributions from Local Partnerships.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------
          AND RELATED PARTNERSHIP MATTERS - Continued
          -------------------------------

          On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) using the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for six Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     The Managing General Partner has received consent from the holders of a majority of the units of limited partner interest for the liquidation of the Partnership. (See Part I, Item 4.) There can be no assurance that the
Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution. The following paragraphs discuss the operations of the Partnership and the properties in which it is invested during this period of liquidation.

     The Managing General Partner has sold, and will continue to sell, certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to tax credit and not-for-profit purchasers. Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing. The Managing General Partner continues to monitor certain state housing agency programs to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. The Internal Revenue Service issued a ruling in July 1998, however, that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     There were no major changes in federal housing policy in 2004.

     Troy Manor Associates (Troy Manor) has a Section 8 HAP contract covering 100% of its apartment units which expires in October 2005. Troy Manor anticipates a one-year renewal of its Section 8 HAP Contract at expiration. Chevy Chase Park, Ltd. (Chevy Chase) has a Section 8 HAP contract covering 100% of its apartment units which expired in September 2000. The Local Managing General Partner entered Chevy Chase into the Mark-up-to-Market program at that time, for a five year term. The Section 8 HAP contract has been renewed annually. Chevy Chase is under contract for sale, with closing expected in mid-2005. There can be no assurance that the property will be sold. As of December 31, 2004, the carrying amount of the Partnership's investments in two Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $968,441.

     The Managing General Partner continues to seek strategies to deal with affordable housing requirements. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2004, the Partnership had approximately 3,033 investors who held a total of 49,910 units of additional limited partner interest which were originally sold for the aggregate amount of $49,910,000. The Partnership originally made investments in 22 Local Partnerships, of which eight remain at December 31, 2004. The Partnership's liquidity, with unrestricted cash resources of $15,311,566 as of December 31, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. On January 25, 2005, the Managing General Partner declared a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004; the distribution was paid January 31, 2005. As of March 24, 2005, there were no material commitments for capital expenditures.

     During 2004 and 2003, the Partnership received cash distributions of $1,165,200 and $1,200,394, respectively, from the Local Partnerships.

     The Partnership's remaining obligation with respect to its investments in Local Partnerships, in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $2,752,262 as of December 31, 2004, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments (Westgate). The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is actively marketing Westgate for sale. The noteholders have agreed to accept the proceeds of such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     The Managing General Partner has received consent from a majority of Unit Holders for the liquidation of the Partnership. (See Part I, Item 4.) It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such Liquidation. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2004, the receipt of distributions from partnerships was adequate to support net cash used in operating activities. Cash and cash equivalents increased $12,331,788 during 2004, primarily due to proceeds received from disposition of investment in partnerships related to four properties. For the year ended December 31, 2004, $924,641 of the distributions received were from Local Partnerships for which the Partnership's carrying value was zero at December 31, 2004 (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenues.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     On November 12, 2003, the Partnership made a cash distribution of $1,347,570 ($27 per Unit) to Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $41,677 to General Partners. The distributions were from cash resources accumulated from operations and distributions from Local Partnerships. On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sale of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

                              Results of Operations
                              ---------------------

2004 Versus 2003
----------------

     The Partnership's net income for the year ended December 31, 2004, increased from 2003, primarily due to gain on disposition of investments in partnerships related to the sale of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. Also contributing to the increase were increases in share of income from partnerships and interest revenue, and decreases in professional fees and amortization of deferred costs, partially offset by an increase in general and administrative expenses. The increase in share of income from partnerships is primarily related to the impairment loss recognized in 2003, which reduced the Partnership's net capitalized acquisition fees and net property purchase costs in five Local Partnerships to zero in 2003, and increases in rental revenue at four properties in 2004, partially offset by a decrease in cash distributions received in 2004 and which were recorded as income (equity method suspended). Interest revenue increased in 2004 as a result of higher cash balances and interest rates in 2004. Professional fees decreased due to lower legal expenses. Amortization of deferred costs decreased in 2004 as a result of the impairment loss recognized in 2003, as discussed above. General and administrative expenses increased primarily due to higher reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2004 and 2003, did not include losses of $1,328,409 and $1,328,524, respectively. Distributions of $242,754 and $343,586, received from seven Local Partnerships during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The combined rental revenues of the Partnership's remaining eight properties for the five years ended December 31, 2004, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2004 and in prior years.



                                                       For the years ended December 31,
                           --------------------------------------------------------------------------------------------------
                              2004                  2003                  2002                  2001                  2000
                           -----------           ----------            ----------            ----------            ----------
Combined Rental
  Revenue                  $8,154,364            $7,999,763            $7,722,970            $8,051,995            $7,095,732

Annual Percentage
  Increase (decrease)                    1.9%                 3.6%                    (4.1)%                13.5%



ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                     PART II
                                     -------

ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2004, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2004.

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

William B. Dockser, 68, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 58, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units), at March 24, 2005.

                                                                         % of Total
              Name and Address              Amount and Nature           Units Issued
              of Beneficial Owner        of Beneficial Ownership      and Outstanding
          -------------------------      -----------------------      ---------------
          Equity Resource Group,                10,244 Units               20.5%
            Incorporated, et. al.
          44 Brattle Street
          Cambridge, MA 02138


     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 24, 2005, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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


ITEM 13. EXHIBITS
         --------

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

ITEM 13. EXHIBITS - Continued
         --------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2004 and 2003, the Partnership retained Grant Thornton LLP to provide services as follows.


                                     Year Ended December 31,
                                  ----------------------------
                                    2004                2003
                                  --------            --------

         Audit fees               $ 81,000            $ 73,500
         Audit-related fees            528                  --
         Tax fees (1)               20,500              19,000
         All other fees                 --                  --
                                  --------            --------

                     Total        $102,028            $ 92,500
                                  ========            ========

          (1)  Preparation of Partnership federal and state tax returns.



                                      III-4

                                    PART III
                                    --------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - Continued
         --------------------------------------

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2004 and 2003, which services it was determined did not compromise Grant Thornton LLP's independence.




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


                                  CAPITAL REALTY INVESTORS-II
                                    LIMITED PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



March 24, 2005                         by: /s/ William B. Dockser
--------------                             -------------------------------------
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


March 24, 2005                         by:  /s/ H. William Willoughby
-------------                               ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary



March 24, 2005                         by: /s/ Michael J. Tuszka
--------------                             -------------------------------------
DATE                                       Michael J. Tuszka,
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

                                      III-6

Report of Independent Registered Public Accounting Firm


To the Partners
Capital Realty Investors-II Limited Partnership.

We have audited the accompanying balance sheets of Capital Realty Investors-II Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $988,833 and $839,415 of income in 2004 and 2003, respectively, included in the Partnership's 2004 and 2003 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


                                                             Grant Thornton LLP


Vienna, Virginia
March 18, 2005




                                      III-7

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                               December 31,
                                                                                      ----------------------------
                                                                                          2004            2003
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $         --    $    854,495
Investment in partnerships held for sale ..........................................      1,491,380         508,229
Cash and cash equivalents .........................................................     15,311,566       2,979,778
Sales proceeds receivable .........................................................        832,879              --
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $121,219 in 2003 .............................             --          57,667
Property purchase costs,
  net of accumulated amortization of $161,573 in 2003 .............................             --          82,098
Other assets ......................................................................            572              40
                                                                                      ------------    ------------

   Total assets ...................................................................   $ 17,636,397    $  4,482,307
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      2,752,262       2,626,262
Accounts payable and accrued expenses .............................................        138,537         145,687
Disposition fees payable to related party .........................................      1,210,408              --
                                                                                      ------------    ------------

   Total liabilities ..............................................................      5,501,207       4,171,949
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (15,293,973)    (15,293,973)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (17,308,857)    (29,133,689)
                                                                                      ------------    ------------

      Total partners' capital .....................................................     12,135,190         310,358
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $ 17,636,397    $  4,482,307
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                      III-8

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                           For the years ended
                                                                               December 31,
                                                                       ----------------------------
                                                                          2004             2003
                                                                       ------------    ------------
Share of income from partnerships ..................................   $  1,220,530    $  1,089,155
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................................         34,607          27,578
    Gain from extinguishment of debt ...............................             --         670,099
                                                                       ------------    ------------

                                                                             34,607         697,677
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................        126,000         126,000
    General and administrative .....................................        357,199         276,857
    Management fee .................................................        249,996         249,996
    Professional fees ..............................................        117,280         121,817
    Amortization of deferred costs .................................         11,891          24,550
                                                                       ------------    ------------

                                                                            862,366         799,220
                                                                       ------------    ------------

      Total other revenue and expenses .............................       (827,759)       (101,543)
                                                                       ------------    ------------

Income before gain on disposition of investment in partnerships ....        392,771         987,612

Gain on disposition of investment in partnerships ..................     11,432,061              --
                                                                       ------------    ------------

Net income .........................................................   $ 11,824,832    $    987,612
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $    178,555    $     14,913
                                                                       ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%)   $    176,190    $     14,715
                                                                       ============    ============

Net income allocated to Additional Limited Partners (97%) ..........   $ 11,470,087    $    957,984
                                                                       ============    ============

Net income per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding ................................   $     229.82    $      19.19
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

                                      III-9

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                              Initial and
                                                                                Special         Additional
                                                              General           Limited          Limited
                                                              Partners          Partners         Partners             Total
                                                             ----------       -----------      ------------        ------------
Partners' (deficit) capital, January 1, 2003                 $(592,580)       $ (571,151)      $ 1,875,724         $   711,993

  Net income                                                    14,913            14,715           957,984             987,612

  Distribution of $27.00 per unit
    of Additional Limited Partner Interest                          --                --        (1,347,570)         (1,347,570)

  Distribution to General Partners                             (41,677)               --                --             (41,677)
                                                             ---------         ---------       -----------         -----------

Partners' (deficit) capital, December 31, 2003                (619,344)         (556,436)        1,486,138             310,358

  Net income                                                   178,555           176,190        11,470,087          11,824,832
                                                             ---------         ---------       -----------         -----------

Partners' (deficit) capital, December 31, 2004               $(440,789)        $(380,246)      $12,956,225         $12,135,190
                                                             =========         =========       ===========         ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2004            2003
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 11,824,832    $    987,612

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,220,530)     (1,089,155)
    Amortization of deferred costs ............................................         11,891          24,550
    Gain on disposition of investment in partnerships .........................    (11,432,061)             --
    Gain from extinguishment of debt ..........................................             --        (670,099)

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................           (532)        335,805
      Increase in accrued interest payable ....................................        126,000         126,000
      (Decrease) increase in accounts payable and accrued expenses ............         (7,150)         32,386
      Increase in accrued interest receivable on advances .....................           (333)             --
                                                                                  ------------    ------------

        Net cash provided by (used in) operating activities ...................       (697,883)       (252,901)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................      1,165,200       1,200,394
  Proceeds from disposition of investment
    in partnerships, net of disposition fees paid
    to related party of $895,241 ..............................................     11,888,880              --
  Additional sales proceeds ...................................................            591           1,043
  Advance to Local Partnership ................................................        (25,000)             --
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................     13,029,671       1,201,437
                                                                                  ------------    ------------


Cash flows from financing activities:
  Distribution to General Partners ............................................             --         (41,677)
  Distribution to Additional Limited Partners .................................             --      (1,347,570)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................             --      (1,389,247)
                                                                                  ------------    ------------


Net increase (decrease) in cash and cash equivalents ..........................     12,331,788        (440,711)

Cash and cash equivalents, beginning of year ..................................      2,979,778       3,420,489
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $ 15,311,566    $  2,979,778
                                                                                  ============    ============



Supplemental disclosure of cash flow information: Non-cash investing activity:
    Proceeds from disposition of investment
    in partnership, accrued in 2004, collected in 2005 ........................   $    832,879    $         --
                                                                                  ============    ============

    Disposition fees due to related party,
    accrued in 2004, paid in 2005 .............................................   $  1,210,408    $         --
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

                                     III-11

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

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

          The Partnership sold 50,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on June 20, 1983. As of December 31, 2004, 90 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2004 and 2003, the Partnership's share of cumulative losses of six and nine of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $19,686,964 and $20,239,849, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $242,754 and $343,586, received from seven Local Partnerships during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.


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

     d.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Due to the possible sale of the Chevy Chase Park, Ltd. (Chevy Chase) property, as further discussed in Note 2.f., the Partnership's investment in Chevy Chase was reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2004. Due to the possible sale of the Partnership's interest in Mercy Terrace Associates (Mercy Terrace), as further discussed in Note 2.f., the Partnership's investment in Mercy Terrace was reclassified to investment in partnership held for sale in the accompanying balance sheet at December 31, 2004. Due to the possible sale of the Westgate Tower Limited Dividend Housing Associates (Westgate) property, as further discussed in Note 2.a., the Partnership's investment in Westgate was reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2004.

          In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is actively marketing its remaining five investments:

          1)   Four Winds West Company, Ltd. (Four Winds West)
          2)   Chowchilla Elderly Associates, Ltd. (Golden Acres)
          3)   Orangewood Plaza Limited Partnership (Orangewood Plaza)
          4)   Posada Associates Limited Partnership (Posada Vallarta)
          5)   Troy Apartments Ltd. (Troy Manor)

     Therefore,   as  further  discussed  in  Note  2.f.,  the  Partnership  has reclassified these five investments to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2004.

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

     i.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2004, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and the purchase money note), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

          The Partnership has determined that it is not practicable to estimate the fair value of the purchase money note due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnership, and (iii) the excessive costs associated with an independent appraisal of the purchase money note.

     j.   New accounting pronouncement
          ----------------------------

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investment in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


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

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     k.   Definitive Proxy Statement
          --------------------------

          On February 4, 2004, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     (1) The sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons (a "Disposition Fee");

     (2) The amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation is approved [March 22, 2004], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the "Partnership Liquidation Fee"); and

     (3) To authorize the Managing General Partner, in its sole discretion, to elect to extend the period during which Consents of Limited Partners may be solicited and voted, but not beyond sixty (60) days from the date that the Consent Solicitation Statement was sent to the Limited Partners.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2004 and 2003, the Partnership held limited partner interests in eight and 12 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on the Partnership's investment in one Local Partnership follow.


                                                       December 31,
                                              ------------------------------
                                                 2004                2003
                                              ----------          ----------

         Purchase money note due in 2003      $1,400,000          $1,400,000

         Accrued interest payable              2,752,262           2,626,262
                                              ----------          ----------

               Total                          $4,152,262          $4,026,262
                                              ==========          ==========


          The remaining purchase money note, which matured September 1, 2003 (see below), has a stated interest rate of 9%. The purchase money note is nonrecourse, but its terms provide for payment in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property;
     (ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity.

          The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments (Westgate). The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is actively marketing Westgate for sale. The noteholders have agreed to accept the proceeds of such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2004 and 2003, was $126,000 and $126,000, respectively. The accrued interest payable on the purchase money note of $2,752,262 and $2,626,262 as of December 31, 2004 and 2003, respectively, is in default.

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

                                    Westgate
                                    --------

          The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of March 24, 2005, principal and accrued interest of $1,400,000 and $2,780,914, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is actively marketing Westgate for sale. The noteholders have agreed to accept the proceeds of such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

          Interest expense on the Partnership's Westgate purchase money note was $126,000 for each of the years ended December 31, 2004 and 2003. The accrued interest payable on the purchase money note of $2,752,262 and $2,626,262 as of December 31, 2004 and December 31, 2003, respectively, is in default.

                                     III-17

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Due to the  possible  sale of the property  related to  Westgate,  the
     Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $486,187 and $508,229 as of December 31, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 92.99% to 99.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2004 and 2003, the Partnership received cash distributions from rental
     operations  of  the  Local   Partnerships  of  $1,165,200  and  $1,200,394,
     respectively. As of December 31, 2004 and 2003, five and nine, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $680,641 and $1,304,064, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     c.   Impairment analysis
          -------------------

          The Managing General Partner considered impairment of the net capitalized acquisition fees and net property purchase costs. An aggregate impairment loss of $94,889 was recognized during 2003, and included as a reduction in share of income from partnerships on the accompanying statement of operations for the year ended December 31, 2003, as follows.


     Local Partnership                            Property            Impairment Loss
     -----------------                           ------------         ---------------
     Chowchilla Elderly Associates, Ltd.         Golden Acres            $ 9,510
     Mercy Terrace Associates                    Mercy Terrace            36,411
     Orangewood Plaza Limited Partnership        Orangewood Plaza         11,360
     Posada Associates Limited Partnership       Posada Vallarta          27,053
     Troy Apartments Ltd.                        Troy Manor               10,555
                                                                         -------
                                                                         $94,889
                                                                         =======

     d.   Advance to Local Partnership
          ----------------------------

                                 Four Winds West
                                 ---------------

          In October 2004, the Partnership advanced $25,000 to Four Winds West Company, Ltd., (Four Winds West) to assist with current cash requirements. For financial reporting purposes, this advance has been reduced to zero by the Partnership as a result of current losses at the related Local Partnership level.

     e.   Completed sales
          ---------------

                                    Arrowhead
                                    ---------

          On November 17, 2004, the Partnership's interest in Arrowhead Apartments Associates (Arrowhead) was sold. Gross cash proceeds received by the Partnership totaled $1,156,495. The sale resulted in gain on disposition of investment in partnerships of $698,210 for financial statement purposes and in total gain of approximately $6,082,297 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $432,824 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

                                    Moorings
                                    --------

          On November 17, 2004, the Partnership's interest in Moorings Apartments Associates (Moorings) was sold. Gross cash proceeds received by the Partnership totaled $366,943. The sale resulted in loss on disposition of investment in partnerships of $120,694 for financial statement purposes and in total gain of approximately $6,216,291 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $462,417 related to the sale.

                                     III-19

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Country Place I
                                ---------------

          On December 29, 2004, the Partnership's interest in Blackburn Limited Partnership (Country Place I) was sold. Gross cash proceeds received by the Partnership in 2004 totaled $6,821,935; in addition, at December 31, 2004, the Partnership accrued $504,604 for cash proceeds to be received in 2005 upon the release of escrow reserves; the purchaser has one year from closing to file for monetary damages as a result of any breach of the representations and warranties made by the seller. The sale resulted in gain on disposition of investment in partnerships of $6,565,858 for financial statement purposes and in total gain of approximately $11,060,421 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $743,366 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004.

                                Country Place II
                                ----------------

          On December 29, 2004, the  Partnership's  interest in Second Blackburn
     Limited Partnership (Country Place II) was sold. Gross cash proceeds received by the Partnership in 2004 totaled $4,438,748; in addition, at December 31, 2004, the Partnership accrued $328,275 for cash proceeds to be received in 2005 upon the release of escrow reserves; the purchaser has one year from closing to file for monetary damages as a result of any breach of representations and warranties made by the seller. The sale resulted in gain on disposition of investment in partnerships of $4,288,096 for financial statement purposes and in total gain of approximately $6,846,454 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $467,042 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004.

     f.   Assets held for sale
          --------------------

                                   Chevy Chase
                                   -----------

          In December, 2004, a contract for the sale of the property related to Chevy Chase was signed. Due to the possible sale of the property related to the Partnership's investment in Chevy Chase, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $992,626, was reclassified to investments in partnerships held for sale in the accompanying balance sheet at December 31, 2004. There is no assurance that a sale of the property will occur.

                                 Mercy Terrace
                                 -------------

          A contract is pending for the sale of the Partnership's interest in Mercy Terrace Associates (Mercy Terrace). Due to the possible sale of the Partnership's interest in Mercy Terrace, the Partnership's basis in the Local Partnership, which totaled $0, was reclassified to investments in partnerships held for sale in the accompanying balance sheet at December 31, 2004. There is no assurance that a sale of the Partnership's interest in Mercy Terrace will occur.

                                     III-20

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                Four Winds West, Golden Acres, Orangewood Plaza,
                ------------------------------------------------
                         Posada Vallarta, and Troy Manor
                         -------------------------------

          In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is actively marketing its remaining five investments:

          1)   Four Winds West Company, Ltd. (Four Winds West)
          2)   Chowchilla Elderly Associates, Ltd. (Golden Acres)
          3)   Orangewood Plaza Limited Partnership (Orangewood Plaza)
          4)   Posada Associates Limited Partnership (Posada Vallarta)
          5)   Troy Apartments Ltd. (Troy Manor)

     Therefore, the Partnership has reclassified these five investments to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2004, as follows.

                                              Net unamortized amount
                                 Investment   of acquisition fees and
         Investment                basis      property purchase costs    Total
         ----------              ----------   -----------------------   -------

         1) Four Winds West       $     0             $12,567           $12,567
         2) Golden Acres                0                   0                 0
         3) Orangewood Plaza            0                   0                 0
         4) Posada Vallarta             0                   0                 0
         5) Troy Manor                  0                   0                 0
                                  -------             -------           -------

                                  $     0             $12,567           $12,567
                                  =======             =======           =======


          There is no assurance that the sale of any or all of these five investments will occur.

     g.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the eight Local Partnerships in which the Partnership is invested as of December 31, 2004, follow. The information is presented separately for two Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                                     III-21

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                              COMBINED BALANCE SHEETS
                                                 December 31, 2004

                                                              Equity
                                                              Method           Suspended            Total
                                                            ----------        ------------       ------------

          Number of Local Partnerships                           2                6                   8
                                                                 =                =                   =

          Rental property, at cost, net of
            accumulated depreciation of
            $7,365,876, $23,336,263, and
            $30,702,139, respectively                       $3,898,447        $ 16,049,002       $ 19,947,449
          Land                                                 740,251           1,177,183          1,917,434
          Other assets                                       1,191,834           4,629,560          5,821,394
                                                            ----------        ------------       ------------

              Total assets                                  $5,830,532        $ 21,855,745       $ 27,686,277
                                                            ==========        ============       ============


          Mortgage notes payable                            $4,202,198        $ 26,586,095       $ 30,788,293
          Other liabilities                                    368,247          11,954,623         12,322,870
          Due to general partners                                   --           4,442,399          4,442,399
                                                            ----------        ------------       ------------

              Total liabilities                              4,570,445          42,983,117         47,553,562

          Partners' deficit                                  1,260,087         (21,127,372)       (19,867,285)
                                                            ----------        ------------       ------------

              Total liabilities
                and partners' deficit                       $5,830,532        $ 21,855,745       $ 27,686,277
                                                            ==========        ============       ============

                                     III-22

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2004

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           2                10 (1)              12
                                                                 =                ==                  ==

          Revenue:
            Rental                                          $ 2,214,325       $13,390,545        $15,604,870
            Other                                                49,800           451,875            501,675
                                                            -----------       -----------        -----------

              Total revenue                                   2,264,125        13,842,420         16,106,545
                                                            -----------       -----------        -----------

          Expenses:
            Operating                                         1,609,767         8,388,053          9,997,820
            Interest                                            (41,783)        3,899,907          3,858,124
            Depreciation and  amortization                      356,929         2,235,698          2,592,627
                                                            -----------       -----------        -----------

              Total expenses                                  1,924,913        14,523,658         16,448,571
                                                            -----------       -----------        -----------

          Net income (loss)                                 $   339,212       $  (681,238)       $  (342,026)
                                                            ===========       ===========        ===========

          Cash distributions                                $   240,559       $   924,641        $ 1,165,200
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   240,559       $        --        $   240,559
                                                            ===========       ===========        ===========

          Cash distributions recorded as income             $        --       $   906,005        $   906,005

          Partnership's share of
            Local Partnership net income                        339,858                --            339,858

          Miscellaneous                                                           (25,333)           (25,333)
                                                            -----------       -----------        -----------

          Share of income from partnerships                 $   339,858       $   880,672        $ 1,220,530
                                                            ===========       ===========        ===========


          (1) Includes information for Arrowhead and Moorings, which were sold in November 2004, and for Country Place I and Country Place II, which were sold in December 2004.


                                     III-23

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the 12 Local Partnerships in which the Partnership was invested as of December 31, 2003, follow. The information is presented separately for three Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


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

     g.   Reconciliation of the Local Partnerships' financial statement net loss
          ----------------------------------------------------------------------
            to taxable income
            -----------------

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

                                                       For the years ended
                                                           December 31,
                                                     -------------------------
                                                        2004           2003
                                                     ----------     ----------

          Financial statement net loss               $ (342,026)    $ (512,715)

          Differences between financial statement
            and tax depreciation, amortization,
            and miscellaneous differences             2,174,895      1,319,346
                                                     ----------     ----------

          Taxable income                             $1,832,869     $  806,631
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2004 and 2003, the Partnership paid $280,971 and $232,964, respectively, to the Managing General partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2004 and 2003, the Partnership paid the Managing General Partner a Management Fee of $249,996.

     Pursuant to approval of the Partnership's Consent Solicitation Statement on March 22, 2004, the Managing General Partner is eligible to receive a fee of not more than five percent of the sale price of an investment in a Local Partnership or the property it owns, payable upon the sale of an investment in a Local Partnership or the property it owns, to the extent the Managing General Partner markets and sells a property instead of a real estate broker or unrelated Local General Partner. The disposition fee on sales of partnership interests (as opposed to sales of real property) is calculated as up to five percent of the imputed sale price, which is the amount the Local Partnership's property would have to be sold for to produce the same distribution to the investors as the sale of the partnership interests. In accordance with the terms of the amended Partnership Agreement, in December 2004 the Managing General Partner was paid disposition fees of $895,241 related to the sales of Arrowhead and Moorings, which were netted against the related gain on disposition of investment in partnerships at December 31, 2004. In January 2005, the Managing General Partner was paid disposition fees in the amount of $1,210,408 related to the sales of Country Place I and II in December 2004, which were accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. The Liquidation Plan provides for a Partnership Liquidation Fee in addition to the one discussed above, as explained in Note 4 below.

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

                                     III-27

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (vi) to the General Partners in the amount of their capital contributions;
     (vii)thereafter, for services to the Partnership, to General Partner Martin C. Schwartzberg (or his designee), whether or not he is then a General Partner, 0.333% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and
          (B) any prior sales from which such fee was not paid to the General Partner or his designee; and
    (viii)the remainder, 12% to the General Partners (or their assignees), three percent to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

     Notwithstanding and in addition to the foregoing, the Managing General Partner may receive a fee (not to exceed five percent of the sales price of Apartment Complexes) from the Partnership or the Local Partnership for services provided by the Managing General Partner and/or its Affiliates in connection with the marketing and sale of Apartment Complexes. Such fee (a "Disposition Fee"), which shall be payable pursuant to Section 4.02(a)(i), shall only be payable upon the sale of an Apartment Complex or a sale of the Partnership's interest in the Local Partnership (a sale in either of such formats is referred to in this Section 4.02(a) as a "sale of an Apartment Complex"), and shall be subject to the following restrictions: (i) all property disposition fees and any other commissions payable upon the sale of any Apartment Complex, inclusive of any fees to the General Partners and/or their Affiliates, shall not exceed the lesser of the competitive rate paid to third parties for similar services or six percent of the sales price of the applicable Apartment Complex, (ii) the Managing General Partner and/or its Affiliates must provide substantial services in connection with the marketing and sales effort (as determined by the General Partners), and (iii) Dockser and Willoughby shall waive their respective shares of the one percent fee payable under Section 4.02(a)(vii) above.

     Notwithstanding any other provision of this Agreement to the contrary and in addition to the foregoing, the Managing General Partner may receive a Partnership Liquidation Fee of $500,000 from the Partnership for services provided by the Managing General Partner and/or its Affiliates in connection with the sales of the Apartment Complexes or the Partnership's interests in the Local Partnerships. Such fee, which shall be payable pursuant to Section 4.02(a)(i), shall only be payable if all of the Apartment Complexes or the Partnership's interest in the applicable Local Partnership have been sold or otherwise disposed of or the Partnership's interest therein has been terminated on or before March 22, 2007.

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sale price of the apartment properties.

     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

                                     III-28

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     In accordance with the terms of the Partnership Agreement as amended by the approved Plan of Liquidation and Dissolution, in December 2004 the Managing General Partner was paid disposition fees of $895,241 related to the sales of Arrowhead and Moorings, which were netted against the related gain on disposition of investment in partnerships at December 31, 2004. In January 2005, the Managing General Partner was paid disposition fees in the amount of $1,210,408 related to the sales of Country Place I and II in December 2004, which were accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On November 12, 2003, the Partnership made a cash distribution of $1,347,570 ($27 per Unit) to Limited Partners who were holders of record as of November 1, 2003, and a cash distribution of $41,677 to General Partners. The distributions were from cash resources accumulated from operations and distributions from Local Partnerships.

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2004 and 2003. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.


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

                                     III-29

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME - Continued

     A reconciliation of the Partnership's financial statement net income to taxable income follows.


                                                                           For the years ended
                                                                               December 31,
                                                                       -----------------------------
                                                                          2004              2003
                                                                       -----------       -----------
Financial statement net income                                         $11,824,832       $  987,612

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                          1,342,418          406,922

  Costs amortized over a shorter period for income tax purposes             11,891           24,550

  Effect of amortization of discount on purchase money notes
    for financial statement purposes                                            --         (243,833)

  Differences between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer of properties         18,778,675         (307,931)
                                                                       -----------       ----------

Taxable income                                                         $31,957,816       $  867,320
                                                                       ===========       ==========

                                      # # #

                                     III-30

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested.