Form 10QSB
period 2005-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2005-05-10
CIK 713571

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


                  For the quarterly period ended March 31, 2005


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]


--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2005 and December 31, 2004..........................   1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2005 and 2004............   2

         Statements of Cash Flows
           - for the three months ended March 31, 2005 and 2004............   3

         Notes to Financial Statements
           - March 31, 2005 and 2004.......................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  12

Item 3.  Controls and Procedures...........................................  15


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................  16

Item 5.  Other Information.................................................  16

Item 6.  Exhibits..........................................................  17

Signature..................................................................  18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,      December 31,
                                                                                          2005            2004
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investment in partnerships held for sale ..........................................   $  1,303,017    $  1,491,380
Cash and cash equivalents .........................................................      4,610,831      15,311,566
Sales proceeds receivable .........................................................        951,734         832,879
Other assets ......................................................................            229             572
                                                                                      ------------    ------------

   Total assets ...................................................................   $  6,865,811    $ 17,636,397
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      2,783,762       2,752,262
Accounts payable and accrued expenses .............................................        109,805         138,537
Disposition fees payable to related party .........................................           --         1,210,408
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,293,567       5,501,207
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (24,876,693)    (15,293,973)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (17,289,083)    (17,308,857)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      2,572,244      12,135,190
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,865,811    $ 17,636,397
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                       For the three months ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
Share of income from partnerships ..................................   $     84,594    $    232,990
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .......................................................         34,618           4,124
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................         31,500          31,500
    General and administrative .....................................         97,669          81,973
    Management fee .................................................         62,499          62,499
    Professional fees ..............................................         26,625          35,625
    Amortization of deferred costs .................................           --             3,841
                                                                       ------------    ------------

                                                                            218,293         215,438
                                                                       ------------    ------------

      Total other revenue and expenses .............................       (183,675)       (211,314)
                                                                       ------------    ------------

(Loss) income before additional gain on disposition
   of investment in partnerships ...................................        (99,081)         21,676

Additional gain on disposition of investment in partnerships .......        118,855            --
                                                                       ------------    ------------

Net income .........................................................         19,774          21,676

Accumulated losses, beginning of period ............................    (17,308,857)    (29,133,689)
                                                                       ------------    ------------

Accumulated losses, end of period ..................................   $(17,289,083)   $(29,112,013)
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $        299    $        327
                                                                       ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%)   $        295    $        323
                                                                       ============    ============

Net income allocated to Additional Limited Partners (97%) ..........   $     19,180    $     21,026
                                                                       ============    ============

Net income per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding ................................   $       0.38    $       0.42
                                                                       ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the three months ended
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                      2005             2004
                                                                                  ------------    -------------
Cash flows from operating activities:
  Net income ..................................................................   $     19,774    $     21,676

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................        (84,594)       (232,990)
    Additional gain on disposition of investment in partnerships ..............       (118,855)           --
    Amortization of deferred costs ............................................           --             3,841

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................            343              (6)
      Increase in accrued interest receivable on advances .....................           (370)           --
      Increase in accrued interest payable ....................................         31,500          31,500
      Decrease in accounts payable and accrued expenses .......................        (28,732)        (51,214)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (180,934)       (227,193)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        273,327          23,135
  Payment of disposition fee to related party .................................     (1,210,408)           --
                                                                                  ------------    ------------

        Net cash (used in) provided by investing activities ...................       (937,081)         23,135
                                                                                  ------------    ------------

Cash flows used in financing activities:
  Distribution to Additional Limited Partners .................................     (9,582,720)           --
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................    (10,700,735)       (204,058)

Cash and cash equivalents, beginning of period ................................     15,311,566       2,979,778
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  4,610,831    $  2,775,720
                                                                                  ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2005, and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the interim period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing
General Partner has evaluated the partnerships in which the Partnership is invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   PLAN OF LIQUIDATION AND DISSOLUTION - Continued

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

                                         FOR                  AGAINST                ABSTAIN                 TOTAL
                                  -----------------      -----------------      ------------------      -----------------
                                  Units of               Units of               Units of                Units of
                                  limited                limited                limited                 limited
                                  partner                partner                partner                 partner
     Description                  interest   Percent     interest   Percent     interest    Percent     Interest    Percent
     -----------                  --------   -------     --------   -------     --------    -------     --------    -------
     Sale, dissolution and
       five percent
       Disposition Fee             28,699     57.6%       1,264       2.5%         268        0.5%       30,231      60.6%

     $500,000 Partnership
       Liquidation Fee             25,841     51.8%       3,546       7.1%         844        1.7%       30,231      60.6%

     Extension of
       solicitation period         27,975     56.1%       1,767       3.5%         489        1.0%       30,231      60.6%


     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of May 10, 2005, principal and accrued interest of $1,400,000 and $2,797,139, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is actively marketing Westgate for sale. The noteholders have agreed to accept the proceeds of such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's Westgate purchase money note was $31,500 for each of the three month periods ended March 31, 2005 and 2004. The accrued interest payable on the purchase money note of $2,783,762 and $2,752,262 as of March 31, 2005 and December 31, 2004, respectively, is in default.

     Due to the possible sale of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $477,866 and $486,187 as of March 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

b.   Advance to Local Partnership
     ----------------------------

                                 Four Winds West
                                 ---------------

     In October 2004, the Partnership advanced $25,000 to Four Winds West Company, Ltd., (Four Winds West) to assist with current cash requirements. For financial reporting purposes, the Partnership reduced this advance to zero as of December 31, 2004, as a result of losses at the related Local Partnership level.

c.   Completed sales
     ---------------

                                    Arrowhead
                                    ---------

     On November 17, 2004, the Partnership's interest in Arrowhead Apartments Associates (Arrowhead) was sold. Gross cash proceeds received by the Partnership totaled $1,156,495. The sale resulted in gain on disposition of investment in partnerships of $698,210 for financial statement purposes and in total gain of $6,082,297 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $432,824 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. At March 31, 2005, the Partnership accrued $90,241 for additional cash proceeds now expected to be received upon the release of escrow reserves, resulting in additional gain on disposition of investment in partnerships of $90,241 for financial statement purposes in 2005.

                                    Moorings
                                   --------

     On November 17, 2004, the Partnership's interest in Moorings Apartments Associates (Moorings) was sold. Gross cash proceeds received by the Partnership totaled $366,943. The sale resulted in loss on disposition of investment in partnerships of $120,694 for financial statement purposes and in total gain of $6,216,291 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $462,417 related to the sale. At March 31, 2005, the Partnership accrued $28,614 for additional cash proceeds now expected to be received upon the release of escrow reserves, resulting in additional gain in disposition of investment in partnerships of $28,614 for financial statement purposes in 2005.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Country Place I
                                 ---------------

     On December 29, 2004, the Partnership's interest in Blackburn Limited Partnership (Country Place I) was sold. Gross cash proceeds received by the Partnership in 2004 totaled $6,821,935. In addition, at December 31, 2004, the Partnership accrued $504,604 for cash proceeds to be received in 2005 upon the release of escrow reserves, which were posted as security for the purchaser to claim any monetary damages as a result of any breach of the representations and warranties made by the seller within one year after closing. The sale resulted in gain on disposition of investment in partnerships of $6,565,858 for financial statement purposes and in total gain of $11,060,421 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $743,366 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004.

                                Country Place II
                                ----------------

     On December 29, 2004, the Partnership's interest in Second Blackburn Limited Partnership (Country Place II) was sold. Gross cash proceeds received by the Partnership in 2004 totaled $4,438,748. In addition, at December 31, 2004, the Partnership accrued $328,275 for cash proceeds to be received in 2005 upon the release of escrow reserves, which were posted as security for the purchaser to claim any monetary damages as a result of any breach of representations and warranties made by the seller within one year after closing. The sale resulted in gain on disposition of investment in partnerships of $4,288,096 for financial statement purposes and in total gain of $6,846,454 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $467,042 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004.

d.   Assets held for sale
     --------------------

                                   Chevy Chase
                                   -----------

     In December 2004, a contract for the sale of the property related to Chevy Chase was signed. Due to the possible sale of the property related to the Partnership's investment in Chevy Chase, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $812,584 and $992,626, as of March 31, 2005 and December 31, 2004, respectively, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets. There is no assurance that a sale of the property will occur.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  Mercy Terrace
                                  -------------

     A contract  for the sale of the  Partnership's  interest  in Mercy  Terrace
Associates (Mercy Terrace) calls for a closing in June, 2005. Due to the possible sale of the Partnership's interest in Mercy Terrace, the Partnership's basis in the Local Partnership, which totaled $0, as of both March 31, 2005 and December 31, 2004, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets. There is no assurance that a sale of the Partnership's interest in Mercy Terrace will occur.

                                    Westgate
                                    --------

     See Note 3.a., above.

                Four Winds West, Golden Acres, Orangewood Plaza,
                ------------------------------------------------
                         Posada Vallarta, and Troy Manor
                         -------------------------------

     In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is actively marketing its remaining five investments in the following Local Partnerships:

     1)   Four Winds West Company, Ltd. (Four Winds West)

     2)   Chowchilla Elderly Associates, Ltd. (Golden Acres)

     3)   Orangewood Plaza Limited Partnership (Orangewood Plaza)

     4)   Posada Associates Limited Partnership (Posada Vallarta)

     5)   Troy Apartments Ltd. (Troy Manor)

Therefore, the Partnership has reclassified these five investments to investment in partnerships held for sale in the accompanying balance sheet at March 31, 2005 and December 31, 2004, as follows.


                                                    Net unamortized amount
                                  Investment       of acquisition fees and
     Investment                     basis          property purchase costs          Total
     ----------                   ----------       ------------------------        -------
     1) Four Winds West            $     0                 $12,567                 $12,567
     2) Golden Acres                     0                       0                       0
     3) Orangewood Plaza                 0                       0                       0
     4) Posada Vallarta                  0                       0                       0
     5) Troy Manor                       0                       0                       0
                                   -------                 -------                 -------
                                   $     0                 $12,567                 $12,567
                                   =======                 =======                 =======


There is no assurance that the sale of any or all of these five investments will occur.

e.   Summarized financial information
     --------------------------------

          Combined statements of operations for the eight and twelve Local Partnerships in which the Partnership was invested as of March 31, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                For the three months ended
                                                                         March 31,
                                                  -----------------------------------------------------------
                                                             2005                            2004
                                                  -----------------------------------------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method        Suspended
                                                  ----------      ----------       ----------      ----------
         Number of Local Partnerships                 2               6                4               8
                                                      =               =                =               =

         Revenue:
           Rental                                 $  553,581      $1,485,010       $1,465,404      $2,512,055
           Other                                      12,450          57,887           49,428          72,673
                                                  ----------      ----------       ----------      ----------

             Total revenue                           566,031       1,542,897        1,514,832       2,584,728
                                                  ----------      ----------       ----------      ----------

         Expenses:
           Operating                                 402,442         977,285          884,465       1,532,367
           Interest                                  (10,446)        538,270          213,731         943,917
           Depreciation and amortization              89,232         337,165          205,574         447,685
                                                  ----------      ----------       ----------      ----------

             Total expenses                          481,228       1,852,720        1,303,770       2,923,969
                                                  ----------      ----------       ----------      ----------

         Net income (loss)                        $   84,803      $ (309,823)      $  211,062      $ (339,241)
                                                  ==========      ==========       ==========      ==========

         Cash distributions                       $  273,327      $       --       $       --      $   23,135
                                                  ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                              $       --      $       --       $       --      $   23,135

         Partnership's share of
           Local Partnership net income               84,594              --          209,855              --
                                                  -----------------------------------------------------------

         Share of income from partnerships                $84,594                           $232,990
                                                          ========                          ========

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2005 and 2004, the Partnership's share of cumulative losses to date for six of eight and eight of the twelve Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $19,991,357 and $20,571,980, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $78,451 and $64,294 for the three month periods ended March 31, 2005 and 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 2005 and 2004.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for six Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing
General Partner has evaluated the partnerships in which the Partnership is invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                       Plan of Liquidation and Dissolution
                       -----------------------------------

     On February 4, 2004, the Partnership filed a Definitive Proxy Statement, pursuant to Section 14(a) of the Securities Exchange Act of 1934, to solicit consent for, among other things, the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution. As of the voting deadline, March 22, 2004, the holders of 28,699 units of limited partner interest (57.6%) voted "for" such sale and dissolution. See Note 3 of the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning the sale of the Partnership's limited partner interests in four Local Partnerships in 2004.

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

     Troy Manor Associates (Troy Manor) has a Section 8 HAP contract covering 100% of its apartment units which expires in October 2005. Troy Manor anticipates a one-year renewal of its Section 8 HAP Contract at expiration. Chevy Chase Park, Ltd. (Chevy Chase) has a Section 8 HAP contract covering 100% of its apartment units which expired in September 2000. The Local Managing General Partner entered Chevy Chase into the Mark-up-to-Market program at that time, for a five year term. The Section 8 HAP contract has been renewed annually. Chevy Chase is under contract for sale, with closing expected in mid-2005. There can be no assurance that the property will be sold. As of March 31, 2005, the carrying amount of the Partnership's investments in two Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $812,584.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,610,831 as of March 31, 2005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 10, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investments in Local Partnerships, in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $2,783,762 as of March 31, 2005, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

     The Managing General Partner has received consent from a majority of Unit Holders for the liquidation of the Partnership. (See Note 2 of the notes to financial statements contained in Part I, Item 1, hereof.) It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such Liquidation. There can be no assurance that the
Liquidation  will  be  completed   pursuant  to  the  Plan  of  Liquidation  and
Dissolution.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2005, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. The primary use of cash in operating activities was to pay management and professional fees, and general and administrative expenses. Cash and cash equivalents decreased $10,700,735 during the three month period ended March 31, 2005, primarily as a result of a distribution to Additional Limited Partners in January 2005, and the payment of accrued disposition fee.

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income of $19,774 for the three month period ended March 31, 2005, compared to net income of $21,676 for the corresponding period in 2004, primarily due to a decrease in share of income from partnerships and an increase in general and administrative expenses, partially offset by an increases in additional gain on disposition of investment in partnerships related to Arrowhead and Moorings and in interest revenue and decreases in professional fees and amortization of deferred costs. Share of income from partnerships decreased due to the sale of the Partnership's interests in four Local Partnerships during 2004. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Interest revenue increased due to higher cash and cash equivalent balances, and higher rates in 2005. Professional fees decreased due to lower legal expenses due to proxy costs incurred in 2004, but not in 2005. Amortization of deferred costs decreased to $0 since all of the Partnership's investments in Local Partnerships had been reclassified to investment in partnerships held for sale by the end of 2004.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2005 and 2004, did not include losses of $304,393 and $332,131, respectively. A distribution of $23,135, received from one Local Partnership during the three month period ended March 31, 2004, and which had cumulative losses in excess of the Partnership's investment in the Local Partnership (equity method suspended), was recorded as an increase in the Partnership's share of income from partnerships when received.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2005.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures

     In May 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 3.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at March 31, 2005.

     b. There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                             Registered Tender Offer
                             -----------------------

          On January 23, 2004, Equity Resource Fund XXII (Equity) initiated a registered tender offer to purchase up to 5,000 of the outstanding Units in the Partnership at a price of $175 per Unit; the offer, as extended, expired March 23, 2004. Aside from its limited partner interests in the Partnership, Equity is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Equity and does not necessarily represent the fair market value of each Unit.

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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


                           Unregistered Tender Offers
                           --------------------------

          On January 26, 2004, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% (including 1,525 Units or 3.1%, already owned by affiliates) of the outstanding Units in the Partnership at a price of $175 per Unit less a transfer fee of $100 per investor; the offer expired March 23, 2004. Aside from its limited partner interests in the Partnership, Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.


          In its Definitive Proxy Statement, dated February 4, 2004, the Managing General Partner recommended that Limited Partners reject the unregistered tender offer because it viewed the offer price as inadequate.

                                Cash Distribution
                                -----------------

          On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II.

     Effective at close of business on May 10, 2005, the Principal Financial Officer and Principal Accounting Officer (one individual) of C.R.I., Inc. (the Managing General Partner of the Registrant) resigned. The duties of these positions have been assumed by H. William Willoughby. Mr. Willoughby has held the office of President of CRI since 1990 and has also served as one of its Directors. He has no employment contract.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2005, but not reported, except as set forth above, because the triggering event occurred within four business days of the filing of this Form 10-QSB


Item 6. Exhibits

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


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 10, 2005                          by:  /s/ H. William Willoughby
------------                               -------------------------------------
DATE                                       H. William Willoughby,
                                             Director, President,
                                             and Secretary