Form 10QSB
period 2005-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2005-08-08
CIK 713571

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


                  For the quarterly period ended June 30, 2005


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005



                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2005 and December 31, 2004..........................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2005 and 2004....  2

         Statements of Cash Flows
           - for the six months ended June 30, 2005 and 2004..............  3

         Notes to Financial Statements
           - June 30, 2005 and 2004.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 13

Item 3.  Controls and Procedures.......................................... 17


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................. 17

Item 5.  Other Information................................................ 18

Item 6.  Exhibits......................................................... 19

Signature................................................................. 20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2005            2004
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investment in partnerships held for sale ..........................................   $  1,489,040    $  1,491,380
Cash and cash equivalents .........................................................      4,179,725      15,311,566
Sales proceeds receivable .........................................................        951,734         832,879
Other assets ......................................................................            281             572
                                                                                      ------------    ------------

   Total assets ...................................................................   $  6,620,780    $ 17,636,397
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      2,815,262       2,752,262
Accounts payable and accrued expenses .............................................        147,648         138,537
Disposition fees payable to related party .........................................           --         1,210,408
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,362,910       5,501,207
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (25,480,663)    (15,293,973)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (16,999,487)    (17,308,857)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      2,257,870      12,135,190
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,620,780    $ 17,636,397
                                                                                      ============    ============

                  The accompanying notes are an integral part'
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                     For the three months ended       For the six months ended
                                                              June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    262,715    $    835,537    $    347,309    $  1,068,527
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         27,104           4,613          61,722           8,737
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         31,500          31,500          63,000          63,000
    General and administrative ..................         93,571          87,686         191,240         169,659
    Management fee ..............................         62,499          62,499         124,998         124,998
    Professional fees ...........................         67,696          35,625          94,321          71,250
    Amortization of deferred costs ..............           --             3,202            --             7,043
                                                    ------------    ------------    ------------    ------------

                                                         255,266         220,512         473,559         435,950
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (228,162)       (215,899)       (411,837)       (427,213)
                                                    ------------    ------------    ------------    ------------

Income (loss) before gain on disposition of
  investment in partnerships ....................         34,553         619,638         (64,528)        641,314

Gain on disposition of investments
  in partnerships, net of disposition fees ......        255,043            --           373,898            --
                                                    ------------    ------------    ------------    ------------

Net income ......................................        289,596         619,638         309,370         641,314

Accumulated losses, beginning of period .........    (17,289,083)    (29,112,013)    (17,308,857)    (29,133,689)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(16,999,487)   $(28,492,375)   $(16,999,487)   $(28,492,375)
                                                    ============    ============    ============    ============


Net income allocated
  to General Partners (1.51%) ...................   $      4,373    $      9,357    $      4,671    $      9,684
                                                    ============    ============    ============    ============

Net income allocated
  to Initial and Special Limited Partners (1.49%)   $      4,315    $      9,233    $      4,610    $      9,556
                                                    ============    ============    ============    ============

Net income allocated
  to Additional Limited Partners (97%) ..........   $    280,908    $    601,048    $    300,089    $    622,074
                                                    ============    ============    ============    ============

Net income per unit of Additional Limited Partner
  Interest, based on 49,910 units outstanding ...   $       5.63    $      12.04    $       6.01    $      12.46
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     For the six months ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                       2005            2004
                                                                                   ------------    ------------
Cash flows from operating activities:
  Net income ...................................................................   $    309,370    $    641,314

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships ..........................................       (347,309)     (1,068,527)
    Gain on distribution of investments in partnerships, net of disposition fees       (255,043)           --
    Additional gain on disposition of investment in partnerships ...............       (118,855)           --
    Amortization of deferred costs .............................................           --             7,043

    Changes in assets and liabilities:
      Decrease (increase) in other assets ......................................            291             (44)
      Increase in accrued interest receivable on advances ......................           (744)           --
      Increase in accrued interest payable .....................................         63,000          63,000
      Decrease in accounts payable and accrued expenses ........................          9,111         (29,077)
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................       (340,179)       (386,291)
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................        350,393       1,165,200
  Proceeds from disposition of investment in partnership .......................      1,012,685            --
  Additional proceeds from disposition of investment in partnership ............           --               180
  Payment of disposition fees to related party .................................     (1,968,050)           --
                                                                                   ------------    ------------

        Net cash (used in) provided by investing activities ....................       (604,972)      1,165,380
                                                                                   ------------    ------------

Cash flows used in financing activities:
  Distribution to Additional Limited Partners ..................................     (9,582,720)           --
  Tax distribution on behalf of Additional Limited Partners ....................       (603,970)           --
                                                                                   ------------    ------------

        Net cash used in financing activities ..................................    (10,186,690)           --
                                                                                   ------------    ------------

Net (decrease) increase in cash and cash equivalents ...........................    (11,131,841)        779,089

Cash and cash equivalents, beginning of period .................................     15,311,566       2,979,778
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $  4,179,725    $  3,758,867
                                                                                   ============    ============



                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the interim periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004.

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

                             June 30, 2005 and 2004

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

                                          FOR                  AGAINST                ABSTAIN                 TOTAL
                                   ------------------      -----------------      ------------------      ------------------
                                   Units of               Units of               Units of                Units of
                                   limited                limited                limited                 limited
                                   partner                partner                partner                 partner
      Description                  interest   Percent     interest   Percent     interest    Percent     Interest    Percent
      -----------                  --------   -------     --------   -------     --------    -------     --------    -------
      Sale, dissolution and
        five percent
        Disposition Fee             28,699     57.6%       1,264       2.5%         268        0.5%       30,231      60.6%

      $500,000 Partnership
        Liquidation Fee             25,841     51.8%       3,546       7.1%         844        1.7%       30,231      60.6%

      Extension of
        solicitation period         27,975     56.1%       1,767       3.5%         489        1.0%       30,231      60.6%


     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of August 8, 2005, principal and accrued interest of $1,400,000 and $2,828,207, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property related to Westgate. The sale is scheduled to close in the second quarter of 2006. The noteholders have agreed to accept the proceeds of such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's Westgate purchase money note for each of the three and six month periods ended June 30, 2005 and 2004, was $31,500 and $63,000, respectively. The accrued interest payable on the purchase money note of $2,815,262 and $2,752,262 as of June 30, 2005 and December 31, 2004,
respectively, is in default.

     Due to the possible sale of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $470,717 and $486,187 as of June 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

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

c.   Completed sales
     ---------------

                                    Arrowhead
                                    ---------

     On November 17, 2004, the Partnership's interest in Arrowhead Apartments Associates (Arrowhead) was sold. Gross cash proceeds received by the Partnership totaled $1,156,495. The sale resulted in net gain on disposition of investment in partnerships of $698,210 for financial statement purposes and in total gain of $6,082,297 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $432,824 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. In 2005, the Partnership accrued $90,241 for additional cash proceeds expected to be received upon the release of escrow reserves, resulting in additional gain on disposition of investment in partnerships of $90,241 for financial statement purposes in 2005.

                                  Mercy Terrace
                                  -------------

     On June 6, 2005, the Partnership's interest in Mercy Terrace Associates (Mercy Terrace) was sold. Gross proceeds received by the Partnership totaled $1,012,685. The sale resulted in net gain on disposition of investment in partnerships of $255,043 for financial statement purposes and in total gain of $7,155,425 for federal tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in June 2005 the Managing General Partner was paid a disposition fee of $757,642 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Moorings
                                    -------

     On November 17, 2004, the Partnership's interest in Moorings Apartments Associates (Moorings) was sold. Gross cash proceeds received by the Partnership totaled $366,943. The sale resulted in net loss on disposition of investment in partnerships of $120,694 for financial statement purposes and in total gain of $6,216,291 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $462,417 related to the sale. In 2005, the Partnership accrued $28,614 for additional cash proceeds expected to be received upon the release of escrow reserves, resulting in additional gain in disposition of investment in partnerships of $28,614 for financial statement purposes in 2005.

                                 Country Place I
                                 ---------------

     On December 29, 2004, the Partnership's interest in Blackburn Limited Partnership (Country Place I) was sold. Gross cash proceeds received by the Partnership in 2004 totaled $6,821,935. In addition, at December 31, 2004, the Partnership accrued $504,604 for cash proceeds to be received in 2005 upon the release of escrow reserves, which were posted as security for the purchaser to claim any monetary damages as a result of any breach of the representations and warranties made by the seller within one year after closing. The sale resulted in net gain on disposition of investment in partnerships of $6,565,858 for financial statement purposes and in total gain of $11,060,421 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $743,366 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004.

                                Country Place II
                                ----------------

     On December 29, 2004, the Partnership's interest in Second Blackburn Limited Partnership (Country Place II) was sold. Gross cash proceeds received by the Partnership in 2004 totaled $4,438,748. In addition, at December 31, 2004, the Partnership accrued $328,275 for cash proceeds to be received in 2005 upon the release of escrow reserves, which were posted as security for the purchaser to claim any monetary damages as a result of any breach of representations and warranties made by the seller within one year after closing. The sale resulted in net gain on disposition of investment in partnerships of $4,288,096 for financial statement purposes and in total gain of $6,846,454 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $467,042 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Assets held for sale
     --------------------

                                   Chevy Chase
                                   -----------

     In December 2004, a contract for the sale of the property related to Chevy Chase was signed. The sale is scheduled to close by October 31, 2005. Due to the possible sale of the property related to the Partnership's investment in Chevy Chase, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,005,756 and $992,626, as of June 30, 2005 and December 31, 2004,
respectively, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets. There is no assurance that a sale of the property will occur.

                                 Posada Vallarta
                                 ---------------

     The Partnership recently approved the sale of the property related to Posada Associates Limited Partnership (Posada Vallarta). The sale is scheduled to close September 7, 2005. There is no assurance that a sale of the property will occur.

                                    Westgate
                                    --------

     The Partnership's basis in Westgate, along with the net unamortized amount of acquisition fees and property purchase costs are disclosed in Note 3.a., above.

                Four Winds West, Golden Acres, Orangewood Plaza,
                ------------------------------------------------
                                 and Troy Manor
                                 --------------

     In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is actively marketing its remaining four investments in the following Local Partnerships:

     1)   Four Winds West Company, Ltd. (Four Winds West)
     2)   Chowchilla Elderly Associates, Ltd. (Golden Acres)
     3)   Orangewood Plaza Limited Partnership (Orangewood Plaza)
     4)   Troy Apartments Ltd. (Troy Manor)

     The Partnership's net unamortized amount of acquisition fees and property purchase costs, relating to Four Winds West, which totaled $12,567 at both June 30, 2005 and December 31, 2004, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. There is no assurance that the sale of any or all of these four investments will occur.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the seven and twelve Local Partnerships in which the Partnership was invested as of June 30, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                For the three months ended
                                                                      June 30,
                                              ------------------------------------------------------------
                                                 2005            2004               2005          2004
                                              ------------------------------------------------------------
                                                Equity                             Equity
                                                Method        Suspended            Method       Suspended
                                              ----------      ----------         ----------     ----------
     Number of Local Partnerships                 2               5                  4              8
                                                  =               =                  =              =
     Revenue:
       Rental                                 $  590,024      $  799,228         $1,490,872     $2,512,057
       Other                                      10,849          89,407             15,956         72,674
                                              ----------      ----------         ----------     ----------

         Total revenue                           600,873         888,635          1,506,828      2,584,731
                                              ----------      ----------         ----------     ----------

     Expenses:
       Operating                                 336,190         462,565            761,456      1,532,369
       Interest                                  (10,446)        293,148            213,730        943,917
       Depreciation and amortization              89,232         192,454            205,575        447,688
                                              ----------      ----------         ----------     ----------

         Total expenses                          414,976         948,167          1,180,761      2,923,974
                                              ----------      ----------         ----------     ----------

     Net income (loss)                        $  185,897      $  (59,532)        $  326,067     $ (339,243)
                                              ==========      ==========         ==========     ==========

     Cash distributions                       $       --      $   22,621         $  986,287     $  155,778
                                              ==========      ==========         ==========     ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                        $       --      $       --         $  631,353     $       --
                                              ==========      ==========         ==========     ==========

     Cash distributions recorded
       as income                              $       --      $   77,066(1)      $  354,934     $  155,778

     Partnership's share of
       Local Partnership net income              185,649              --            324,645             --

     Miscellaneous                                    --              --                 --            180
                                             ------------------------------      -------------------------

         Share of income from partnerships             $262,715                           $835,537
                                                       ========                           ========

     (1)  Includes Mercy Terrace sold June 2005.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


     3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                 For the six months ended
                                                                          June 30,
                                              -----------------------------------------------------------
                                                 2005           2004                2005          2004
                                              -----------------------------------------------------------
                                                Equity                             Equity
                                                Method        Suspended            Method       Suspended
                                              ----------      ----------         ----------     ----------
     Number of Local Partnerships                 2               5                  4              8
                                                  =               =                  =              =
     Revenue:
       Rental                                 $1,143,605      $1,598,456         $2,956,276     $5,024,112
       Other                                      23,299         178,814             65,384        145,347
                                              ----------      ----------         ----------     ----------

         Total revenue                         1,166,904       1,777,270          3,021,660      5,169,459
                                              ----------      ----------         ----------     ----------

     Expenses:
       Operating                                 738,632         925,130          1,645,921      3,064,736
       Interest                                  (20,892)        586,296            427,461      1,887,834
       Depreciation and amortization             178,465         384,908            411,149        895,373
                                              ----------      ----------         ----------     ----------

         Total expenses                          896,205       1,896,334          2,484,531      5,847,943
                                              ----------      ----------         ----------     ----------


     Net income (loss)                        $  270,699      $ (119,064)        $  537,129     $ (678,484)
                                              ==========      ==========         ==========     ==========

     Cash distributions                       $  273,327      $   22,621         $  986,287     $  178,913
                                              ==========      ==========         ==========     ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                        $  273,327      $       --         $  631,353     $       --
                                              ==========      ==========         ==========     ==========

     Cash distributions recorded
       as income                              $       --      $   77,066 (1)     $  354,934     $  178,913

     Partnership's share of Local
       Partnership net income                    270,243              --            534,500             --

     Miscellaneous                                    --              --                 --            180
                                              --------------------------         -------------------------

     Share of income from partnerships                $347,309                           $1,068,527
                                                      ========                           ==========


     (1) Includes Mercy Terrace sold June 2005.

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2005 and 2004, the Partnership's share of cumulative losses to date for the five of the seven and eight of the twelve Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $9,431,463 and $20,904,113, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


4. RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $61,518 and $139,970 for the three and six month periods ended June 30, 2005, respectively, and $56,562 and $120,856 for the three and six month periods ended June 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended June 30, 2005 and 2004, and $124,998 for each of the six month periods ended June 30, 2005 and 2004.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on March 22, 2004, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation is approved, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. In accordance with the terms of the amended Partnership Agreement, in December 2004 the Managing General Partner was paid disposition fees of $895,241 related to the sales of Arrowhead and Moorings, which were netted against the related gain on disposition of investment in partnerships at December 31, 2004. In January 2005, the Managing General Partner was paid disposition fees in the amount of $1,210,408 related to the sales of Country Place I and II in December 2004, which were accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. In June 2005, the Managing General Partner was paid a disposition fee of $757,642 related to the sale of Mercy Terrace, which was netted against the related gain on disposition of investment in partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


5.   CASH DISTRIBUTIONS

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the sale of Country Place I and Country Place II.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for five Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     Troy Manor Associates (Troy Manor) has a Section 8 HAP contract covering 100% of its apartment units which expires in October 2005. Troy Manor anticipates a one-year renewal of its Section 8 HAP Contract at expiration. Chevy Chase Park, Ltd. (Chevy Chase) has a Section 8 HAP contract covering 100% of its apartment units which expired in September 2000. The Local Managing General Partner entered Chevy Chase into the Mark-up-to-Market program at that time, for a five year term. The Section 8 HAP contract has been renewed annually. Chevy Chase is under contract for sale, with closing expected by the end of October, 2005. There can be no assurance that the property will be sold. As of June 30, 2005, the carrying amount of the Partnership's investments in two Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $981,571.

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

                          Financial Condition/Liquidity
                          -----------------------------

         The Partnership's liquidity, with unrestricted cash resources of $4,179,725 as of June 30, 2005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 8, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investments in Westgate Limited Dividend Housing Association (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $2,815,262 as of June 30, 2005, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate. The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is actively marketing Westgate for sale. The noteholders have agreed to accept the proceeds of such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2005, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased $11,131,841 during the six month period ended June 30, 2005, primarily as a result of a distribution to Additional Limited Partners in January 2005, and a tax distribution made on behalf of the Additional Limited Partners in April 2005 and the payment of an accrued disposition fee.

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the sale of Country Place I and Country Place II.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2005, decreased from the corresponding period in 2004, primarily due to a decrease in share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by increases in gain on disposition of investments in partnerships and interest revenue, and a decrease in amortization of deferred costs. Share of income from partnerships decreased in 2005 primarily due to the sale of the Partnership's interests in four Local Partnerships during 2004, partially offset by higher rental income at two properties in 2005. General and administrative expenses increased primarily due to higher reimbursed payroll costs, partially offset by lower printing costs. Professional fees increased due to higher audit costs, partially offset by lower legal expenses due to proxy costs incurred in 2004, but not in 2005. The increase in gain on disposition of investment in partnerships relates to the sale of the Partnership's interest in Mercy Terrace in 2005. Interest revenue increased in 2005 due to higher interest rates. Amortization of deferred costs decreased to $0 since all the Partnership's investments in Local Partnerships had been reclassified to investment in partnerships held for sale by the end of 2004.

     The Partnership's net income for the six month period ended June 30, 2005, decreased from the corresponding period in 2004, primarily due to a decrease in share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by an increase in interest revenue and a decrease in amortization of deferred costs, all as discussed above. The increase in gain on disposition of investment in partnerships relates to the sales of the Partnership's interests in Arrowhead, Mercy Terrace and Moorings as discussed in Note 3.c., above.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2005 did not include losses of $56,632 and $113,262, respectively, compared to excluded losses of $332,133 and $664,264 for the three and six month periods ended June 30, 2004, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2005.


Item 3. Controls and Procedures

     In July 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 3.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.

Part II. OTHER INFORMATION
Item 5. Other Information


     a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at June 30, 2005.

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

                                Cash Distribution
                                -----------------

          On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the sale of Country Place I and Country Place II.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


     Effective at close of business on May 6, 2005, the Principal Financial Officer and Principal Accounting Officer (one individual) of C.R.I., Inc. (the Managing General Partner of the Registrant) resigned. The duties of these positions have been assumed by H. William Willoughby. Mr. Willoughby has held the office of President of CRI since 1990 and has also served as one of its Directors. He has no employment contract.


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




August 8, 2005                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary