Form 10QSB
period 2005-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2005-11-08
CIK 713571

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


                For the quarterly period ended September 30, 2005


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005



                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2005 and December 31, 2004.....................   1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2005
           and 2004 ......................................................   2

         Statements of Cash Flows
           - for the nine months ended September 30, 2005 and 2004........   3

         Notes to Financial Statements
           - September 30, 2005 and 2004..................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  14

Item 3.  Controls and Procedures..........................................  18


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................  18

Item 5.  Other Information................................................  19

Item 6.  Exhibits.........................................................  20

Signature.................................................................  21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2005           2004
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investment in partnerships held for sale ..........................................   $  1,628,784    $  1,491,380
Cash and cash equivalents .........................................................      4,242,683      15,311,566
Sales proceeds receivable .........................................................        472,612         832,879
Other assets ......................................................................            368             572
                                                                                      ------------    ------------

   Total assets ...................................................................   $  6,344,447    $ 17,636,397
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      2,846,762       2,752,262
Accounts payable and accrued expenses .............................................        184,280         138,537
Disposition fees payable to related party .........................................           --         1,210,408
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,431,042       5,501,207
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (25,765,791)    (15,293,973)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (17,058,824)    (17,308,857)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      1,913,405      12,135,190
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,344,447    $ 17,636,397
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended       For the nine months ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        2005             2004           2005            2004
                                                    ------------    ------------    ------------    ------------
Share of income from partnerships ...............   $    139,366    $    159,852    $    486,675    $  1,228,378
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other ..........................         32,361           9,080          94,083          17,816
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Interest ....................................         31,500          31,500          94,500          94,500
    General and administrative ..................        105,060          74,170         296,300         243,827
    Management fee ..............................         62,499          62,499         187,497         187,497
    Professional fees ...........................         25,495          35,625         119,816         106,875
    Amortization of deferred costs ..............           --             3,521            --            10,564
                                                    ------------    ------------    ------------    ------------

                                                         224,554         207,315         698,113         643,263
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (192,193)       (198,235)       (604,030)       (625,447)
                                                    ------------    ------------    ------------    ------------

(Loss) income before gain on disposition of
  investment in partnerships ....................        (52,827)        (38,383)       (117,355)        602,931

(Loss) gain on disposition of investments
  in partnerships, net of disposition fees ......         (6,510)           --           367,388            --
                                                    ------------    ------------    ------------    ------------

Net (loss) income ...............................        (59,337)        (38,383)        250,033         602,931

Accumulated losses, beginning of period .........    (16,999,487)    (28,492,375)    (17,308,857)    (29,133,689)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(17,058,824)   $(28,530,758)   $(17,058,824)   $(28,530,758)
                                                    ============    ============    ============    ============


Net (loss) income allocated
  to General Partners (1.51%) ...................   $       (896)   $       (580)   $      3,776    $      9,104
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)   $       (884)   $       (572)   $      3,725    $      8,984
                                                    ============    ============    ============    ============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..........   $    (57,557)   $    (37,231)   $    242,532    $    584,843
                                                    ============    ============    ============    ============

Net (loss) income per unit of
  Additional Limited Partner Interest,
  based on 49,910 units outstanding .............   $      (1.15)   $      (0.75)   $       4.86    $      11.72
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the nine months ended
                                                                                          September 30,
                                                                                   ----------------------------
                                                                                       2005            2004
                                                                                   ------------    ------------
Cash flows from operating activities:
  Net income ...................................................................   $    250,033    $    602,931

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships ..........................................       (486,675)     (1,228,378)
    Gain on distribution of investments in partnerships, net of disposition fees       (255,043)           --
    Additional gain on disposition of investment in partnerships ...............       (112,345)           --
    Loss on sale proceeds receivable ...........................................         15,733            --
    Amortization of deferred costs .............................................           --            10,564

    Changes in assets and liabilities:
      Decrease (increase) in other assets ......................................            204             (93)
      Increase in accrued interest receivable on advances ......................         (1,122)           --
      Increase in accrued interest payable .....................................         94,500          94,500
      Increase (decrease) in accounts payable and accrued expenses .............         45,743          (1,372)
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................       (448,972)       (521,848)
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................        350,393       1,165,200
  Proceeds from disposition of investment in partnership .......................      1,012,685            --
  Collection of sale proceeds receivable .......................................        456,879            --
  Additional proceeds from disposition of investment in partnership ............           --               591
  Payment of disposition fees to related party .................................     (1,968,050)           --
                                                                                   ------------    ------------

        Net cash (used in) provided by investing activities ....................       (148,093)      1,165,791
                                                                                   ------------    ------------

Cash flows used in financing activities:
  Distribution to Additional Limited Partners ..................................     (9,867,848)           --
  Tax distribution on behalf of Additional Limited Partners ....................       (603,970)           --
                                                                                   ------------    ------------

        Net cash used in financing activities ..................................    (10,471,818)           --
                                                                                   ------------    ------------

Net (decrease) increase in cash and cash equivalents ...........................    (11,068,883)        643,943

Cash and cash equivalents, beginning of period .................................     15,311,566       2,979,778
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $  4,242,683    $  3,623,721
                                                                                   ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 2005, and the results of its operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the interim periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2.   PLAN OF LIQUIDATION AND DISSOLUTION

     On February 4, 2004, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to Limited Partners to solicit consents for approval of the following:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

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


                                    FOR                  AGAINST                ABSTAIN                 TOTAL
                             ------------------     ------------------     -------------------     -------------------
                             Units of               Units of               Units of                Units of
                             limited                limited                limited                 limited
                             partner                partner                partner                 partner
Description                  interest   Percent     interest   Percent     interest    Percent     Interest    Percent
-----------                  --------   -------     --------   -------     --------    -------     --------    -------
Sale, dissolution and
  Disposition Fee             28,699     57.6%       1,264       2.5%         268        0.5%       30,231      60.6%

$500,000 Partnership
  Liquidation Fee             25,841     51.8%       3,546       7.1%         844        1.7%       30,231      60.6%

Extension of
  solicitation period         27,975     56.1%       1,767       3.5%         489        1.0%       30,231      60.6%


     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of November 8, 2005, principal and accrued interest of $1,400,000 and $2,861,002, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property related to Westgate. The sale is scheduled to close in the second quarter of 2006. The noteholders have agreed to accept the proceeds of such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     Interest expense on the Partnership's Westgate purchase money note for each of the three and nine month periods ended September 30, 2005 and 2004, was $31,500 and $94,500 respectively. The accrued interest payable on the purchase money note of $2,846,762 and $2,752,262 as of September 30, 2005 and December 31, 2004, respectively, is in default.

     Due to the possible sale of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $472,395 and $486,187 as of September 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

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

c.   Completed sales
     ---------------

                                    Arrowhead
                                    ---------

     On November 17, 2004, the Partnership's interest in Arrowhead Apartments Associates (Arrowhead) was sold. Gross cash proceeds received by the Partnership totaled $1,156,495. The sale resulted in net gain on disposition of investment in partnerships of $698,210 for financial statement purposes and in total gain of $6,082,297 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $432,824 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. In 2005, the Partnership accrued $85,298 for additional cash proceeds expected to be received upon the release of escrow reserves, of which fifty percent was received in August 2005. The remaining $42,649, held in escrow is due to be released upon the anniversary date of November 17, 2005.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

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

                                    Moorings
                                    --------

     On November 17, 2004, the Partnership's interest in Moorings Apartments Associates (Moorings) was sold. Gross cash proceeds received by the Partnership totaled $366,943. The sale resulted in net loss on disposition of investment in partnerships of $120,694 for financial statement purposes and in total gain of $6,216,291 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $462,417 related to the sale. In 2005 the Partnership accrued $27,047 for additional cash proceeds expected to be received upon the release of escrow reserves, of which fifty percent was received in August 2005. The remaining $13,523 held in escrow is due to be released upon the anniversary date of November 17, 2005.

                                 Country Place I
                                 ---------------

     On December 29, 2004, the Partnership's interest in Blackburn Limited Partnership (Country Place I) was sold. Gross cash proceeds received by the Partnership in 2004 totaled $6,821,935. In addition, at December 31, 2004, the Partnership accrued $504,604 for cash proceeds to be received in 2005 upon the release of escrow reserves, which were posted as security for the purchaser to claim any monetary damages as a result of any breach of the representations and warranties made by the seller within one year after closing. The sale resulted in net gain on disposition of investment in partnerships of $6,565,858 for financial statement purposes and in total gain of $11,060,421 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $743,366 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. In August 2005, fifty percent of the escrow reserves were released. The remaining $252,302 held in escrow is due to be released upon the anniversary date of December 29, 2005.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Country Place II
                                ----------------

     On December 29, 2004, the Partnership's interest in Second Blackburn Limited Partnership (Country Place II) was sold. Gross cash proceeds received by the Partnership in 2004 totaled $4,438,748. In addition, at December 31, 2004, the Partnership accrued $328,275 for cash proceeds to be received in 2005 upon the release of escrow reserves, which were posted as security for the purchaser to claim any monetary damages as a result of any breach of representations and warranties made by the seller within one year after closing. The sale resulted in net gain on disposition of investment in partnerships of $4,288,096 for financial statement purposes and in total gain of $6,846,454 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $467,042 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. In August 2005, fifty percent of the escrowed reserves were released. The remaining $164,138 held in escrow is due to be released upon the anniversary date of December 29, 2005.

d.   Assets held for sale
     --------------------

                                   Chevy Chase
                                   -----------

     In December 2004, a contract for the sale of the property owned by Chevy Chase Park, Ltd. (Chevy Chase) was signed. The property is currently scheduled to be sold by the end of November 2005. The Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,143,822 and $992,626 as of September 30, 2005 and December 31, 2004, respectively, has been reclassified to investments in partnerships held for sale in the accompanying balance sheets.

                                 Posada Vallarta
                                 ---------------

     The Partnership recently approved the sale of the property owned by Posada Associates Limited Partnership (Posada Vallarta). The sale is scheduled to close in the fourth quarter of 2005. There is no assurance that a sale of the property will occur.

                                    Westgate
                                    --------

     The Partnership's basis in Westgate, along with the net unamortized amount of acquisition fees and property purchase costs are disclosed in Note 3.a., above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

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

     In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is actively marketing its remaining four investments in the following Local Partnerships:

     1)   Four Winds West Company, Ltd. (Four Winds West)

     2)   Chowchilla Elderly Associates, Ltd. (Golden Acres)

     3)   Orangewood Plaza Limited Partnership (Orangewood Plaza)

     4)   Troy Apartments Ltd. (Troy Manor)

     The Partnership's net unamortized amount of acquisition fees and property purchase costs relating to Four Winds West, which totaled $12,567 at both September 30, 2005 and December 31, 2004, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. There is no assurance that the sale of any or all of these four investments will occur.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the seven and twelve Local Partnerships in which the Partnership was invested as of September 30, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                     For the three months ended
                                                                           September 30,
                                                  -----------------------------------------------------------
                                                             2005                             2004
                                                  -----------------------------------------------------------
                                                    Equity                            Equity
                                                    Method       Suspended            Method       Suspended
                                                  ----------     ----------         ----------     ----------
         Number of Local Partnerships                 2              5                  4              8
                                                      =              =                  =              =

         Revenue:
           Rental                                 $  560,950     $  799,228         $1,525,216     $2,512,053
           Other                                      13,192         89,407             58,648         72,673
                                                  ----------     ----------         ----------     ----------

             Total revenue                           574,142        888,635          1,583,864      2,584,726
                                                  ----------     ----------         ----------     ----------

         Expenses:
           Operating                                 355,564        462,565            675,334      1,532,367
           Interest                                  (10,446)       293,148            213,732        943,914
           Depreciation and amortization              89,232        192,454            205,573        447,683
                                                  ----------     ----------         ----------     ----------

             Total expenses                          434,350        948,167          1,094,639      2,923,964
                                                  ----------     ----------         ----------     ----------

         Net income (loss)                        $  139,792     $  (59,532)        $  489,225     $ (339,238)
                                                  ==========     ==========         ==========     ==========

         Cash distributions                       $       --     $       --         $       --     $       --
                                                  ==========     ==========         ==========     ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                        $       --     $       --         $       --     $       --
                                                  ==========     ==========         ==========     ==========

         Cash distributions recorded
           as income                              $       --     $       --         $       --     $       --

         Partnership's share of
           Local Partnership net income              139,366             --            159,440             --

         Miscellaneous                                    --             --                 --            412
                                                  -----------------------------------------------------------

         Share of income from partnerships                $139,366                         $159,852
                                                          ========                         ========


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                 For the nine months ended
                                                                       September 30,
                                                  ------------------------------------------------------------
                                                            2005                               2004
                                                  ------------------------          --------------------------
                                                    Equity                            Equity
                                                    Method       Suspended            Method       Suspended
                                                  ----------     ----------         ----------     -----------
         Number of Local Partnerships                 2              5                  4              8
                                                      =              =                  =              =

         Revenue:
           Rental                                 $1,704,555     $2,397,683         $4,481,492     $ 7,536,164
           Other                                      36,491        268,221            124,031         218,019
                                                  ----------     ----------         ----------     -----------

             Total revenue                         1,741,046      2,665,904          4,605,523       7,754,183
                                                  ----------     ----------         ----------     -----------

         Expenses:
           Operating                               1,094,196      1,387,694          2,321,255       4,597,103
           Interest                                  (31,337)       879,443            641,192       2,831,746
           Depreciation and amortization             267,697        577,363            616,722       1,343,056
                                                  ----------     ----------         ----------     -----------

             Total expenses                        1,330,556      2,844,500          3,579,169       8,771,905
                                                  ----------     ----------         ----------     -----------


         Net income (loss)                        $  410,490     $ (178,596)        $1,026,354     $(1,017,722)
                                                  ==========     ==========         ==========     ===========

         Cash distributions                       $  273,327     $   77,066 (1)     $  986,287     $   178,913
                                                  ==========     ==========         ==========     ===========

         Cash distributions recorded
           as reduction of investments
           in partnerships                        $  273,327     $       --         $  957,414     $        --
                                                  ==========     ==========         ==========     ===========

         Cash distributions recorded
           as income                              $       --     $   77,066 (1)     $   28,873     $   178,913

         Partnership's share of Local
           Partnership net income                    409,609             --          1,020,001              --

         Miscellaneous                                    --             --                 --             591
                                                  ------------------------------------------------------------

         Share of income from partnerships               $486,675                          $1,228,378
                                                         ========                          ==========

     (1)  Includes Mercy Terrace sold June 2005.

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2005 and 2004, the Partnership's share of cumulative losses to date for the five of the seven and eight of the twelve Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $9,488,093 and $21,236,242, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $52,896 and $192,866 for the three and nine month periods ended September 30, 2005, respectively, and $55,584 and $176,440 for the three and nine month periods ended September 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended September 30, 2005 and 2004, and $187,497 for each of the nine month periods ended September 30, 2005 and 2004.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on March 22, 2004, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In addition, the Managing General Partner may receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation is approved, in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness. In accordance with the terms of the amended Partnership Agreement, in December 2004 the Managing General Partner was paid disposition fees of $895,241 related to the sales of Arrowhead and Moorings, which were netted against the related gain on disposition of investment in partnerships at December 31, 2004. In January 2005, the Managing General Partner was paid disposition fees in the amount of $1,210,408 related to the sales of Country Place I and II in December 2004, which were accrued and netted against the related gain on disposition of investments in partnerships at December 31, 2004. In June 2005, the Managing General Partner was paid a disposition fee of $757,642 related to the sale of Mercy Terrace, which was netted against the related gain on disposition of investments in partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

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

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                       Plan of Liquidation and Dissolution
                       ------------------------------------

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the Limited Partners of the Partnership.

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

     Chevy Chase Park, Ltd. (Chevy Chase) has a Section 8 HAP contract covering 100% of its apartment units which expired in September 2000. The Section 8 HAP contract has been renewed annually. The property owned by Chevy Chase is scheduled to be sold by the end of November 2005.

     As of September 30, 2005, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $1,119,637.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,242,683 as of September 30, 2005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 8, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Westgate Limited Dividend Housing Association (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $2,846,762 as of September 30, 2005, and is payable in full upon the earliest of: (I) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2005, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased $11,068,883 during the nine month period ended September 30, 2005, primarily as a result of distributions to Additional Limited Partners in January 2005 and July 2005, and a tax distribution made on behalf of the Additional Limited Partners in April 2005 and the payment of an accrued disposition fee.

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead Apartments Associates (Arrowhead), Moorings Apartments Associates (Moorings), Blackburn Limited Partnership (Country Place I) and Second Blackburn Limited Partnership (Country Place II). On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the sale of Country Place I and Country Place II.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended September 30, 2005, increased from the corresponding period in 2004, primarily due to a decrease in share of income from partnerships and increases in general and administrative expenses and loss on disposition of investments in partnerships, partially offset by an increase in interest revenue and decreases in professional fees and amortization of deferred costs. Share of income from partnerships decreased in 2005 primarily due to lower other income at one property. General and administrative expenses increased primarily due to higher reimbursed payroll costs and expenses against escrow reserves relating to the sales of Country Place I and Country Place II. Loss on disposition of investments in partnerships is due to adjustments in escrow reserve amounts receivable relating to the sales of Arrowhead and Moorings. Interest revenue increased in 2005 due to higher interest rates. Professional fees decreased primarily due to lower legal expenses in 2005. Amortization of deferred costs decreased to zero since all of the Partnership's investments in Local Partnerships had been reclassified to investment in partnerships held for sale by the end of 2004.

     The Partnership's net income for the nine month period ended September 30, 2005, decreased from the corresponding period in 2004, primarily due to a decrease in share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by an increase in interest revenue, a decrease in amortization of deferred cost and gain on disposition of investments in partnerships. Share of income from partnership decreased in 2005 primarily due to the sales of the Partnership's interests in four Local Partnerships during 2004. General and administrative expenses increased due to higher reimbursed payroll costs and expenses against escrow reserves, partially offset by lower printing costs. Professional fees increased due to higher audit costs, partially offset by lower legal expenses due to proxy costs incurred in 2004, but not in 2005. Amortization of deferred costs decreased as discussed above. The increase in gain on disposition of investment in partnerships relates to the sales of the Partnership's interests in Arrowhead, Mercy Terrace and Moorings as discussed in Note 3.c., above.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2005 did not include losses of $56,630 and $169,892, respectively, compared to excluded losses of $332,129 and $996,393 for the three and nine month periods ended September 30, 2004, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2005.


Item 3. Controls and Procedures

     In October 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 3.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.

Part II. OTHER INFORMATION
Item 5. Other Information


     a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2005.

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

                             Registered Tender Offer
                             -----------------------

          On January 23, 2004, Equity Resource Fund XXII (Equity) initiated a registered tender offer to purchase up to 5,000 of the outstanding Units in the Partnership at a price of $175 per Unit. The offer, as extended, expired March 23, 2004. Aside from its Limited Partner interests in the Partnership, Equity is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Equity and does not necessarily represent the fair market value of each Unit.

          In response to the registered tender offer, on February 4, 2004, the Managing General Partner filed Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the offer because it viewed the offer price as inadequate.

                           Unregistered Tender Offers
                           --------------------------

          On January 26, 2004, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% (including 1,525 Units or 3.1%, already owned by affiliates) of the outstanding Units in the Partnership at a price of $175 per Unit less a transfer fee of $100 per investor. The offer expired March 23, 2004. Aside from its Limited Partner interests in the Partnership, Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

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

Part II. OTHER INFORMATION
Item 6. Exhibits

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


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                      PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




November 8, 2005                       by:  /s/ H. William Willoughby
----------------                            ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President, Secretary,
                                              Principal Financial Officer
                                              and Principal Accounting Officer