Form 10KSB
period 2005-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2006-03-29
CIK 713571

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

                   For the fiscal year ended December 31, 2005


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $744,738.

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

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                        2005 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                          Page

                                     PART I

Item 1.  Business......................................................... I-1
Item 2.  Properties....................................................... I-4
Item 3.  Legal Proceedings................................................ I-4
Item 4.  Submission of Matters to a Vote of Security Holders.............. I-4


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters ............................... II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... II-2
Item 7.  Financial Statements............................................. II-7
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure......................... II-7
Item 8A. Controls and Procedures.......................................... II-7
Item 8B. Other Information................................................ II-8


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

Signatures................................................................ III-6

Report of Independent Registered Public Accounting Firm................... III-7

Financial Statements...................................................... III-8

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 units of additional limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983, when it became fully subscribed. As of December 31, 2005, 90 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 2005, the Partnership retained investments in five Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     See Part I, Item 4, hereof, for a discussion of the Partnership's Plan of Liquidation and Dissolution, which was approved by a majority of the units of limited partner interest on March 22, 2004.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 22 (five remaining as of December 31,
2005)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the marketplace for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of the dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership.

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2005, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)

                                                                                                   Units
                             Mortgage                                                         Authorized for     Expiration
 Name and Location          Payable at        Financed and/or Insured           Number of       Low Income           of
of Apartment Complex       12/31/05 (2)       and/or Subsidized Under          Rental Units     Subsidies       HAP Contract
--------------------       ------------    --------------------------------    ------------    -------------    -------------
Four Winds West            $   761,536     GMAC HUD Insured through                  62             62           10/14/09 (3)
 Birmingham, AL                             Section 221 (d)(4) of the
                                            National Housing Act (NHA)/
                                            Section 8

Golden Acres                 1,073,979     California Housing Finance Agency         46             45           09/30/13
 Chowchilla, CA                             (CHFA)/Section 8

Orangewood Plaza             1,826,500     CHFA                                      40             33           07/01/14
 Orange Cove, CA

Troy Manor Apts.               800,109     Rural Housing & Community                 50             50           10/28/10 (3)
 Troy, AL                                   Development Services/Section 8

Westgate Tower Apts.         1,416,941     Michigan Sate Housing Develop-           148              0                 --
 Westland, MI                               ment Authority/236
                           -----------                                              ---            ---
Totals (5 Properties)      $ 5,879,065                                              346            190
                           ===========                                              ===            ===

                                   (Continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

                                    SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                     IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                                 HAS AN INVESTMENT(1) - Continued


                                                                                          Average Effective Annual
                                          Units Occupied As                                    Rental Per Unit
                                      Percentage of Total Units                             for the Years Ended
                                          As of December 31,                                    December 31,
 Name and Location              ------------------------------------      ------------------------------------------------------
of Apartment Complex            2005    2004     2003   2002    2001        2005        2004        2003        2002       2001
--------------------            ----    ----     ----   ----    ----      -------     -------     -------     -------    -------
Four Winds West                  92%     92%     100%    98%    100%      $ 5,402     $ 5,449     $ 5,505     $ 5,433    $ 5,152
 Birmingham, AL

Golden Acres                     98%     99%     100%    96%     99%        6,458       6,391       6,527       6,364      6,498
 Chowchilla, CA

Orangewood Plaza                100%    100%     100%   100%    100%        5,944       2,612       2,523       2,559      2,503
 Orange Cove, CA

Troy Manor Apts.                100%    100%     100%   100%    100%        5,285       5,074       4,997       4,881      4,758
 Troy, AL

Westgate Tower Apts.             95%     96%      91%    93%     96%        4,498       4,412       4,033       4,136      4,018
 Westland, MI                  ----    ----     ----   ----    ----       -------     -------     -------     -------    -------

Totals (5 Properties) (4)        97%     97%      98%    97%     99%      $ 5,517     $ 4,788     $ 4,717     $ 4,675    $ 4,586
                               ====    ====     ====   ====    ====       ========    =======     =======     =======    =======


     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2005.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.


     On November 17, 2004, the Partnership's interest in Arrowhead was sold. See the notes to financial statements for additional information concerning the sale.

     On November 17, 2004, the Partnership's interest in Moorings was sold. See the notes to financial statements for additional information concerning the sale.

     On December 29, 2004,  the  Partnership's  interest in Country  Place I was
sold.  See  the  notes  to  financial  statements  for  additional   information
concerning the sale.

     On December 29, 2004,  the  Partnership's  interest in Country Place II was
sold.  See  the  notes  to  financial  statements  for  additional   information
concerning the sale.

     On June 6, 2005, the Partnership's interest in Mercy Terrace was sold. See the notes to financial statements for additional information concerning the sale.

     On November 22, 2005, the property related to Chevy Chase was sold. See the notes to the financial statements for additional information concerning the sale.

     On December 12, 2005, the property related to Posada Vallarta was sold. See the notes to the financial statements for additional information concerning the sale.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On February 4, 2004, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive increased property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons (a "Disposition Fee");

     (2) the amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation was approved [March 22, 2004], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the "Partnership Liquidation Fee"); and

     (3) to authorize the Managing General Partner, in its sole discretion, to elect to extend the period during which Consents of Limited Partners may be solicited and voted, but not beyond sixty (60) days from the date that the Consent Solicitation Statement was sent to the Limited Partners.

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

                           Unregistered Tender Offers
                           --------------------------

          On January 26, 2004, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% (including 1,525 Units or 3.1%, already owned by affiliates) of the outstanding Units in the Partnership at a price of $175 per Unit less a transfer fee of $100 per investor. The offer expired March 23, 2004. Aside from its Limited Partner interests in the Partnership, Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessary represent the fair market value of each Unit.

          In its Definitive Proxy Statement, dated February 4, 2004, the Managing General Partner recommended that Limited Partners reject the unregistered tender offer because it viewed the offer price as inadequate.

     (b) As of March 29, 2006, there were approximately 3,011 registered holders of Units in the Partnership.

     (c) On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country Place I and Country Place II. On December 22, 2005, the partnership made a cash distribution of $8,734,250 ($175 per unit) to Additional Limited Partners who were holders of record as of December 1, 2005. The distribution consisted of proceeds from the 2005 sale of the Partnership's interest in Mercy Terrace, and the 2005 sales of the properties owned by Chevy Chase and Posada Vallarta.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2005. The Partnership accounts for its investments in partnerships (Local Partnerships) using the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the Mark-to-Market "Lite" program which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. In July 1998, the Internal Revenue Service issued a ruling that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is difficult to predict the exact form of restructuring, or potential tax liabilities to the Limited Partners, at this time. All properties, upon entering the Mark- to-Market program (excluding Mark-to-Market Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents into line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing. In return for receiving market rate rents under Mark-up-to- Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

     There were no major changes in federal housing policy in 2005.

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

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2005, the Partnership had approximately 3,000 investors who held a total of 49,910 units of additional limited partner interest which were originally sold for the aggregate amount of $49,910,000. The Partnership originally made investments in 22 Local Partnerships, of which five remain at December 31, 2005. The Partnership's liquidity, with unrestricted cash resources of $4,647,720 as of December 31, 2005, along with proceeds receivable of $797,693 at December 31, 2005 relating to the sales of Chevy Chase Park, Ltd. (Chevy Chase) and Posada Associates Limited Partnership (Posada Vallarta) in 2005 and Arrowhead Apartments Associates (Arrowhead), Moorings Apartments Associates (Moorings), Blackburn Limited Partnership (Country Place I) and Second Blackburn Limited Partnership (Country Place II) in 2004, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 29, 2006, there were no material commitments for capital expenditures.

     During 2005 and 2004, the Partnership received cash distributions of $350,393 and $1,165,200, respectively, from the Local Partnerships.

     The Partnership's remaining obligation with respect to its investments in Local Partnerships, in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $2,878,262 as of December 31, 2005, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments (Westgate). The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property owned by Westgate. The noteholders have agreed to accept the proceeds of such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     The Managing General Partner has received consent from a majority of Unit Holders for the liquidation of the Partnership. (See Part I, Item 4.) It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such Liquidation. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2005, existing cash resources and net cash provided by investing activities were adequate to support net cash used in operating activities. Cash and cash equivalents decreased $10,663,846 during 2005, primarily due to distributions paid and net cash used in operating activities, partially offset by sales proceeds received from the sales of the Partnership's interests in Mercy Terrace Associates (Mercy Terrace), Chevy Chase and Posada Vallarta in 2005, additional sale proceeds received in 2005 relating to the 2004 sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II, and distributions received from Local
Partnerships. For the years ended December 31, 2005 and December 31, 2004, distributions of $350,393 and $1,165,200, respectively, were received from Local Partnerships. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenues.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country Place I and Country Place II. On December 22, 2005, the partnership made a cash distribution of $8,734,250 ($175 per unit) to Additional Limited Partners who were holders of record as of December 1, 2005. The distribution consisted of proceeds from the 2005 sale of the Partnership's interest in Mercy Terrace, and the 2005 sales of the properties owned by Chevy Chase and Posada Vallarta.

                              Results of Operations
                              ---------------------

2005 Versus 2004
----------------

     The Partnership's net income for the year ended December 31, 2005, decreased from 2004, primarily due to decreases in share of income from partnerships and gain on disposition of investment in partnerships and an increase in professional fee, partially offset by an increase in interest revenue and decreases in general and administrative expenses and amortization of deferred costs. Share of income from partnerships decreased in 2005 primarily due to the sales of the Partnership's interest in four Local Partnerships in 2004. Interest revenue increased due to higher interest rates in 2005. General and administrative expenses decreased primarily due to lower reimbursed payroll costs and lower printing costs. Professional fees increased due to higher audit costs, partially offset by lower legal expenses relating to proxy costs incurred in 2004, but not 2005. Amortization of deferred costs decreased to zero since all of the Partnership's investments in Local Partnerships had been reclassified to investment in partnerships held for sale by the end of 2004.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2005 and 2004, did not include losses of $77,474 and $1,328,409, respectively. Distributions of $77,065 and $242,754, received from three and seven Local Partnerships during 2005 and 2004, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The combined rental revenues of the Partnership's remaining five properties for the five years ended December 31, 2005, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2005 and in prior years.


                                                       For the years ended December 31,
                           --------------------------------------------------------------------------------------------------
                              2005                  2004                  2003                  2002                  2001
                           ----------            ----------            ----------            ----------            ----------
Combined Rental
  Revenue                  $1,799,691            $1,642,958            $1,589,170            $1,588,171            $1,551,043

Annual Percentage
  Increase (decrease)                    9.5%                  3.4%                   0.1%                  2.4%



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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                     PART II
                                     -------

ITEM 8B. OTHER INFORMATION
         -----------------

     Effective May 7, 2005, the duties of the Principal Financial Officer and Principal Accounting Officer were assumed by the President of C.R.I., Inc. ("CRI"), the Managing General Partner of the Registrant, H. William Willoughby. Mr. Willoughby has held the office of President since January 1990 and has also served as a Director of CRI. He has no employment contract.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2005, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2005.

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

William B. Dockser, 69, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 59, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units), at March 29, 2006.

                                                                 % of Total
             Name and Address         Amount and Nature         Units Issued
           of Beneficial Owner     of Beneficial Ownership     and Outstanding
          --------------------     -----------------------     ---------------

          Equity Resource,               10,421 Units                20.9%
            Investment, LLC
          44 Brattle Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 29, 2006, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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


ITEM 13. EXHIBITS
         ---------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2005 and 2004, the Partnership retained Grant Thornton LLP to provide services as follows.


                                        Year Ended December 31,
                                      --------------------------
                                        2005              2004
                                      --------          --------

     Audit fees                       $ 89,950          $ 81,000
     Audit-related fees                     --               528
     Tax fees (1)                       22,500            20,500
     All other fees                         --                --
                                      --------          --------
         Total                        $112,450          $102,028
                                      ========          ========

     (1)  Preparation of Partnership federal and state tax returns.


                                      III-4

                                    PART III
                                    --------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - Continued
         --------------------------------------

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2005 and 2004, which services it was determined did not compromise Grant Thornton LLP's independence.




                                      III-5

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CAPITAL REALTY INVESTORS-II
                                  LIMITED PARTNERSHIP
                              --------------------------------------------------
                              (Registrant)

                              by:  C.R.I., Inc.
                                   ---------------------------------------------
                                   Managing General Partner



March 29, 2006                     by:  /s/ William B. Dockser
--------------                          ----------------------------------------
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


March 29, 2006                     by:  /s/ H. William Willoughby
--------------                          ----------------------------------------
DATE                                    H. William Willoughby,
                                        Director, President, Secretary,
                                          Principal Financial Officer and
                                          Principal Account Officer

                                      III-6

Report of Independent Registered Public Accounting Firm


Partners
Capital Realty Investors-II Limited Partnership.

We have audited the accompanying balance sheets of Capital Realty Investors-II Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $444,860 and $988,833 of income in 2005 and 2004, respectively, included in the Partnership's 2005 and 2004 net income. The financial statements of these Local Partnerships were audited by other auditors, whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2005 and 2004, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


                                                    Grant Thornton LLP

Vienna, Virginia
March 27, 2006





                                      III-7

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS


                                                                    December 31,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
Investment in partnerships held for sale ................   $    559,613    $  1,491,380
Cash and cash equivalents ...............................      4,647,720      15,311,566
Sales proceeds receivable ...............................        797,693         832,879
Other assets ............................................          1,891             572
                                                            ------------    ------------
   Total assets .........................................   $  6,006,917    $ 17,636,397
                                                            ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ......................   $  1,400,000    $  1,400,000
Accrued interest payable ................................      2,878,262       2,752,262
Accounts payable and accrued expenses ...................        140,423         138,537
Disposition fees payable to related party ...............           --         1,210,408
                                                            ------------    ------------
   Total liabilities ....................................      4,418,685       5,501,207
                                                            ------------    ------------
Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ....................................          2,000           2,000
    Limited Partners ....................................     50,015,000      50,015,000
                                                            ------------    ------------
                                                              50,017,000      50,017,000

  Less:
    Accumulated distributions to partners ...............    (34,500,041)    (15,293,973)
    Offering costs ......................................     (5,278,980)     (5,278,980)
    Accumulated losses ..................................     (8,649,747)    (17,308,857)
                                                            ------------    ------------
      Total partners' capital ...........................      1,588,232      12,135,190
                                                            ------------    ------------
      Total liabilities and partners' capital ...........   $  6,006,917    $ 17,636,397
                                                            ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                                  For the years ended
                                                                                      December 31,
                                                                             -----------------------------
                                                                                 2005            2004
                                                                             ------------    -------------
Share of income from partnerships ........................................   $    581,286    $  1,220,530
                                                                             ------------    -------------
Other revenue and expenses:

  Revenue:
    Interest and other ...................................................        163,452          34,607
                                                                             ------------    -------------
                                                                                  163,452          34,607
                                                                             ------------    -------------
  Expenses:
    General and administrative ...........................................        267,121         357,199
    Management fee .......................................................        249,996         249,996
    Professional fees ....................................................        178,131         117,280
    Interest .............................................................        126,000         126,000
    Amortization of deferred costs .......................................           --            11,891
                                                                             ------------    -------------
                                                                                  821,248         862,366
                                                                             ------------    -------------
      Total other revenue and expenses ...................................       (657,796)       (827,759)
                                                                             ------------    -------------

(Loss) income before gain on disposition of investment in partnerships ...        (76,510)        392,771

Gain on disposition of investment in partnerships, net of disposition fees      8,735,620      11,432,061
                                                                             ------------    -------------

Net income ...............................................................   $  8,659,110    $ 11,824,832
                                                                             ============    ============

Net income allocated to General Partners (1.51%) .........................   $    130,752    $    178,555
                                                                             ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%) .....   $    129,021    $    176,190
                                                                             ============    ============

Net income allocated to Additional Limited Partners (97%) ................   $  8,399,337    $ 11,470,087
                                                                             ============    ============

Net income per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding ......................................   $     168.29    $     229.82
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

                                      III-9

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                                              Initial and
                                                                                Special         Additional
                                                              General           Limited          Limited
                                                              Partners          Partners         Partners              Total
                                                             ----------       -----------      ------------        ------------
Partners' (deficit) capital, January 1, 2004                 $(619,344)       $ (556,436)      $  1,486,138        $    310,358

  Net income                                                   178,555           176,190         11,470,087          11,824,832
                                                             ----------       -----------      ------------        ------------

Partners' (deficit) capital, December 31, 2004                (440,789)         (380,246)        12,956,225          12,135,190

  Net income                                                   130,752           129,021          8,399,337           8,659,110

  Distribution of $384.50 per unit
    of Additional Limited Partner Interest                          --                --        (18,602,098)        (18,602,098)

  Tax distribution on behalf of
    Additional Limited Partners                                     --                --           (603,970)           (603,970)
                                                             ----------       -----------      ------------        ------------
Partners' (deficit) capital, December 31, 2005               $(310,037)        $(251,225)      $  2,149,494        $  1,588,232
                                                             =========        ===========      ============        ============



                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS




                                                                                      For the years ended
                                                                                          December 31,
                                                                                 ----------------------------
                                                                                     2005            2004
                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income .................................................................   $  8,659,110    $ 11,824,832

  Adjustments to reconcile net income to net cash
    used in operating activities:
    Share of income from partnerships ........................................       (581,286)     (1,220,530)
    Amortization of deferred costs ...........................................           --            11,891
    Gain on disposition of investment in partnerships, net of disposition fees     (8,605,048)    (11,432,061)
    Additional gain on disposition of investment in partnerships .............       (130,572)           --
    Loss on sale proceeds receivable .........................................         14,087            --

    Changes in assets and liabilities:
      Increase in other assets ...............................................         (1,319)           (532)
      Increase in accrued interest payable ...................................        126,000         126,000
      Increase (decrease) in accounts payable and accrued expenses ...........          1,886          (7,150)
      Increase in accrued interest receivable on advances ....................         (1,500)           (333)
                                                                                 ------------    ------------

        Net cash used in operating activities ................................       (518,642)       (697,883)
                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships .................................        350,393       1,165,200
  Proceeds from disposition of investment in partnerships ....................     11,775,267      12,784,121
  Collection of sale proceeds receivable .....................................        456,879            --
  Payment of disposition fees to related party ...............................     (3,521,675)       (895,241)
  Additional proceeds from disposition of investment in partnership ..........           --               591
  Advance to Local Partnership ...............................................           --           (25,000)
                                                                                 ------------    ------------

        Net cash provided by investing activities ............................      9,060,864      13,029,671
                                                                                 ------------    ------------

Cash flows from financing activities:
  Distribution to Additional Limited Partners ................................    (18,602,098)           --
  Tax distribution on behalf of Additional Limited Partners ..................       (603,970)           --
                                                                                 ------------    ------------

        Net cash used in financing activities ................................    (19,206,068)           --
                                                                                 ------------    ------------

Net (decrease) increase in cash and cash equivalents .........................    (10,663,846)     12,331,788

Cash and cash equivalents, beginning of year .................................     15,311,566       2,979,778
                                                                                 ------------    ------------

Cash and cash equivalents, end of year .......................................   $  4,647,720    $ 15,311,566
                                                                                 ============    ============


Supplemental disclosure of cash flow information:
  Non-cash investing activity:
    Proceeds from disposition of investment
    in partnership, accrued in 2004, collected in 2005 or
    to be collected in 2006 ..................................................                   $    832,879
                                                                                                 ============

    Disposition fees due to related party,
    accrued in 2004, paid in 2005 ............................................                   $  1,210,408
                                                                                                 ============
    Proceeds from disposition of investment
    in partnership, accrued in 2005, collected in 2006 or
    to be collected in 2006 ..................................................   $    323,208
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

                                     III-11

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. (See
     Note 1.k., below, for a discussion on the Partnership's Plan of Liquidation and Dissolution.) The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

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

          The Partnership sold 50,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on June 20, 1983. As of December 31, 2005, 90 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2005 and 2004, the Partnership's share of cumulative losses of three and six of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $974,305 and $19,686,964, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $77,065 and $242,754, received from three and seven Local Partnerships during 2005 and 2004, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.


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

     d.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Due to the possible sale of the Westgate Tower Limited Dividend Housing Associates (Westgate) property, as further discussed in Note 2.a., the Partnership's investment in Westgate was reclassified to investment in partnerships held for sale in the accompanying balance sheets at December 31, 2005 and 2004.

          In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is actively marketing its remaining four investments:

          1)   Four Winds West Company, Ltd. (Four Winds West)
          2)   Chowchilla Elderly Associates, Ltd. (Golden Acres)
          3)   Orangewood Plaza Limited Partnership (Orangewood Plaza)
          4)   Troy Apartments Ltd. (Troy Manor)

     Therefore,   as  further  discussed  in  Note  2.e.,  the  Partnership  has reclassified these four investments to investment in partnerships held for sale in the accompanying balance sheets at December 31, 2005 and 2004.

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

     i.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2005, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and the purchase money note), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     k.   Definitive Proxy Statement
          --------------------------

          On February 4, 2004, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

     (1) The sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution, and the amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive increased property disposition fees from the Partnership on the same basis as such fees may currently be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons (a "Disposition Fee");

     (2) The amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation was approved [March 22, 2004], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the "Partnership Liquidation Fee"); and

     (3) To authorize the Managing General Partner, in its sole discretion, to elect to extend the period during which Consents of Limited Partners may be solicited and voted, but not beyond sixty (60) days from the date that the Consent Solicitation Statement was sent to the Limited Partners.

     The matters for which consent was solicited are collectively referred to as the "Liquidation."

          The record date for voting was December 31, 2003, and the final voting deadline was March 22, 2004. A tabulation of votes received by the voting deadline follows.


                                          FOR                  AGAINST                ABSTAIN                 TOTAL
                                  -------------------    ------------------     -------------------     -------------------
                                  Units of               Units of               Units of                Units of
                                  limited                limited                limited                 limited
                                  partner                partner                partner                 partner
     Description                  interest   Percent     interest   Percent     interest    Percent     Interest    Percent
     -----------                  --------   --------    --------   -------     --------    -------     --------    -------
     Sale, dissolution and
       five percent
       Disposition Fee             28,699     57.6%       1,264       2.5%         268        0.5%       30,231      60.6%

     $500,000 Partnership
       Liquidation Fee             25,841     51.8%       3,546       7.1%         844        1.7%       30,231      60.6%

     Extension of
       solicitation period         27,975     56.1%       1,767       3.5%         489        1.0%       30,231      60.6%


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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2005 and 2004, the Partnership held limited partner interests in five and eight Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on the Partnership's investment in one Local Partnership follow.


                                                      December 31,
                                             -----------------------------
                                                2005                2004
                                             ----------          ----------

          Purchase money note due in 2003    $1,400,000          $1,400,000

          Accrued interest payable            2,878,262           2,752,262
                                             ----------          ----------
                Total                        $4,278,262          $4,152,262
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

          The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments (Westgate). The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property owned by Westgate. The noteholders have agreed to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

          Interest expense on the Partnership's Westgate purchase money note for the years ended December 31, 2005 and 2004, was $126,000 and $126,000, respectively. The accrued interest payable on the purchase money note of $2,878,262 and $2,752,262 as of December 31, 2005 and 2004, respectively, is in default.

                                    Westgate
                                    --------

          The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of March 29, 2006, principal and accrued interest of $1,400,000 and $2,908,640, respectively, were due.


                                     III-16

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Due to the  possible  sale of the property  related to  Westgate,  the
     Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $423,113 and $486,187 as of December 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 97.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2005 and 2004, the Partnership received cash distributions from rental
     operations  of  the  Local   Partnerships   of  $350,393  and   $1,165,200,
     respectively. As of December 31, 2005 and 2004, three and five, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $45,337 and $680,641, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Advance to Local Partnership
          -----------------------------

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

                                     III-17

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     d.   Completed sales
          ---------------

                                    Arrowhead
                                    ---------

          On November 17, 2004, the Partnership's interest in Arrowhead Apartments Associates (Arrowhead) was sold. Gross cash proceeds received in 2004 by the Partnership totaled $1,156,495. The sale resulted in net gain on disposition of investment in partnerships of $698,210 for financial statement purposes and in total gain of $6,082,297 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $432,824 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. In 2005, the Partnership accrued $85,470 for additional cash proceeds expected to be received upon the release of escrow reserves, of which $42,649 was received in August 2005 and $42,821 was received in January 2006.

                                   Chevy Chase
                                   -----------

          On November 22, 2005, the property owned by Chevy Chase Park, Ltd. (Chevy Chase) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $6,814,125. The sale resulted in net gain on disposition of investment in partnerships of $5,238,173 for financial statement purposes and in total gain of $7,115,800 for federal tax purposes in 2005. The Partnership accrued $23,208, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds receivable related to the sale to be received in 2006. In accordance with the terms of the Partnership Agreement, in November 2005 the Managing General Partner was paid a disposition fee of $435,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

          The Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $992,626 as of December 31, 2004 had been reclassified to investments in partnerships held for sale in the accompanying balance sheet at that date.

                                 Country Place I
                                 ---------------

          On December 29, 2004, the Partnership's interest in Blackburn Limited Partnership (Country Place I) was sold. Gross cash proceeds received by the Partnership in 2004 totaled $6,821,935. In addition, at December 31, 2004, the Partnership accrued $504,604 for cash proceeds to be received in 2005 upon the release of escrow reserves, which were posted as security for the purchaser to claim any monetary damages as a result of any breach of the representations and warranties made by the seller within one year after closing. The sale resulted in net gain on disposition of investment in partnerships of $6,565,858 for financial statement purposes and in total gain of $11,060,421 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $743,366 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. In August 2005, approximately fifty percent of the escrowed reserves was received. The remaining amount of $253,358 was received in January 2006. In April 2005, an additional $9,000 that was received from the Local Partnership was recorded as gain on disposition of investments in partnerships at December 31, 2005.

                                     III-18

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Country Place II
                                ----------------

          On December 29, 2004, the  Partnership's  interest in Second Blackburn
     Limited Partnership (Country Place II) was sold. Gross cash proceeds received in 2004 by the Partnership in 2004 totaled $4,438,748. In addition, at December 31, 2004, the Partnership accrued $328,275 for cash proceeds to be received in 2005 upon the release of escrow reserves, which were posted as security for the purchaser to claim any monetary damages as a result of any breach of representations and warranties made by the seller within one year after closing. The sale resulted in net gain on disposition of investment in partnerships of $4,288,096 for financial statement purposes and in total gain of $6,846,454 for federal tax purposes in 2004. In accordance with the terms of the Partnership agreement, in January 2005 the Managing General Partner was paid a disposition fee of $467,042 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. In August 2005, approximately fifty percent of the escrowed reserves was received. The remaining amount of $164,728 was received in January 2006. In April 2005, an additional $9,000 that was received from the Local Partnership was recorded as gain on disposition of investments in partnerships at December 31, 2005.

                                  Mercy Terrace
                                  -------------

          On June 6, 2005, the Partnership's interest in Mercy Terrace Associates (Mercy Terrace) was sold. Gross proceeds received in 2005 by the Partnership totaled $1,012,685. The sale resulted in net gain on disposition of investment in partnerships of $255,043 for financial statement purposes and in total gain of $7,320,022 for federal tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in June 2005 the Managing General Partner was paid a disposition fee of $757,642 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

                                    Moorings
                                    --------

          On November 17, 2004, the Partnership's interest in Moorings Apartments Associates (Moorings) was sold. Gross cash proceeds received in 2004 by the Partnership totaled $366,943. The sale resulted in net loss on disposition of investment in partnerships of $120,694 for financial statement purposes and in total gain of $6,216,291 for federal tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in December 2004 the Managing General Partner was paid a disposition fee of $462,417 related to the sale. In 2005 the Partnership accrued $27,101 for additional cash proceeds expected to be received upon the release of escrow reserves, of which $13,523 was received in August 2005 and $13,578 was received in January 2006.

                                 Posada Vallarta
                                 ---------------

          On December 12, 2005, the property owned by Posada Associates Limited Partnership (Posada Vallarta) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $3,930,457. The sale resulted in net gain on disposition of investment in partnerships of $3,111,832 for financial statement purposes and in total gain of $13,057,662 for federal tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in December 2005 the Managing General Partner was paid a disposition fee of $1,118,625 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. The Partnership accrued $300,000, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds receivable to be received in 2006.

                                     III-19

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     e.   Assets held for sale
          --------------------

                                    Westgate
                                    --------

          The Partnership's basis in Westgate, along with the net unamortized amount of acquisition fees and property purchase costs are disclosed in
     Note 2.a., above.

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

          The Partnership's net unamortized amount of acquisition fees and property purchase costs relating to Four Winds West, which totaled $12,567 at both December 31, 2005 and December 31, 2004, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The Partnership's basis in Golden Acres, which totaled $123,933 and $0 as of December 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. There is no assurance that the sale of any or all of these four investments will occur.

     f.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the five Local Partnerships in which the Partnership is invested as of December 31, 2005, follow. The information is presented separately for two Local Partnerships which have investment basis (equity method), and for three
     Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-20

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2005

                                                               Equity
                                                               Method            Suspended            Total
                                                            -----------         -----------       ------------
          Number of Local Partnerships                           2                  3                   5
                                                                 =                  =                   =
          Rental property, at cost, net of
            accumulated depreciation of
            $3,974,173, $3,459,741, and
            $7,433,914, respectively                        $ 2,054,975         $ 1,773,538        $ 3,828,513
          Land                                                  217,533             204,665            422,198
          Other assets                                          813,551             387,558          1,201,109
                                                            -----------         -----------       ------------
              Total assets                                  $ 3,086,059         $ 2,365,761        $ 5,451,820
                                                            ===========         ===========        ===========

          Mortgage notes payable                            $ 2,490,920         $ 3,388,145        $ 5,879,065
          Other liabilities                                     407,608             217,543            625,151
          Due to general partners                                 1,385                  --              1,385
                                                            -----------         -----------       ------------
              Total liabilities                               2,899,913           3,605,688          6,505,601

          Partners' capital (deficit)                           186,146          (1,239,927)        (1,053,781)
                                                            -----------         -----------       ------------
              Total liabilities
                and partners' capital (deficit)             $ 3,086,059         $ 2,365,761        $ 5,451,820
                                                            ===========         ===========        ===========



                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2005

                                                                                   Equity
                                                               Method            Suspended            Total
                                                            -----------         -----------       ------------
          Number of Local Partnerships                           2                  3                  5
                                                                 =                  =                  =
          Revenue:
            Rental                                          $   962,807         $   836,884        $ 1,799,691
            Other                                               425,890               7,278            433,168
                                                            -----------         -----------       ------------
              Total revenue                                   1,388,697             844,162          2,232,859
                                                            -----------         -----------       ------------
          Expenses:
            Operating                                           889,602             633,197          1,522,799
            Interest                                             20,313             126,726            147,039
            Depreciation and  amortization                      207,661             162,604            370,265
                                                            -----------         -----------       ------------
              Total expenses                                  1,117,576             922,527          2,040,103
                                                            -----------         -----------       ------------
          Net income (loss)                                 $   271,121         $   (78,365)       $   192,756
                                                            ===========         ===========        ===========

          Cash distributions                                $   273,328 (1)     $    77,065 (2)    $   350,393
                                                            ===========         ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $        --         $        --        $        --
                                                            ===========         ===========        ===========

          Cash distributions recorded as income             $        --         $    77,065 (2)    $    77,065

          Partnership's share of
            Local Partnership net income                        505,721 (1)              --            505,721

          Miscellaneous                                              --              (1,500)            (1,500)
                                                            -----------         -----------       ------------
          Share of income from partnerships                 $   505,721         $    75,565        $   581,286
                                                            ===========         ===========        ===========

          (1)  Includes Chevy Chase sold in November 2005.
          (2)  Includes Mercy Terrace sold in June 2005.

                                     III-21

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the five Local Partnerships in which the Partnership was invested as of December 31, 2004, follow. The information is presented separately for two Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2004

                                                              Equity
                                                              Method           Suspended            Total
                                                            -----------       -----------       ------------

          Number of Local Partnerships                           2                6                   8
                                                                 =                =                   =
          Rental property, at cost, net of
            accumulated depreciation of
            $7,365,876, $23,336,263, and
            $30,702,139, respectively                       $3,898,447        $ 16,049,002       $ 19,947,449
          Land                                                 740,251           1,177,183          1,917,434
          Other assets                                       1,191,834           4,629,560          5,821,394
                                                            ----------        ------------       ------------
              Total assets                                  $5,830,532        $ 21,855,745       $ 27,686,277
                                                            ==========        ============       ============

          Mortgage notes payable                            $4,202,198        $ 26,586,095       $ 30,788,293
          Other liabilities                                    368,247          11,954,623         12,322,870
          Due to general partners                                   --           4,442,399          4,442,399
                                                            ----------        ------------       ------------
              Total liabilities                              4,570,445          42,983,117         47,553,562

          Partners' deficit                                  1,260,087         (21,127,372)       (19,867,285)
                                                            ----------        ------------       ------------
              Total liabilities
                and partners' deficit                       $5,830,532        $ 21,855,745       $ 27,686,277
                                                            ==========        ============       ============


                                     III-22

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2004

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           2                10 (1)              12
                                                                 =                ==                  ==
          Revenue:
            Rental                                          $ 2,214,325       $13,390,545        $15,604,870
            Other                                                49,800           451,875            501,675
                                                            -----------       -----------        -----------
              Total revenue                                   2,264,125        13,842,420         16,106,545
                                                            -----------       -----------        -----------
          Expenses:
            Operating                                         1,609,767         8,388,053          9,997,820
            Interest                                            (41,783)        3,899,907          3,858,124
            Depreciation and  amortization                      356,929         2,235,698          2,592,627
                                                            -----------       -----------        -----------
              Total expenses                                  1,924,913        14,523,658         16,448,571
                                                            -----------       -----------        -----------
          Net income (loss)                                 $   339,212       $  (681,238)       $  (342,026)
                                                            ===========       ===========        ===========

          Cash distributions                                $   240,559       $   924,641        $ 1,165,200
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   240,559       $        --        $   240,559
                                                            ===========       ===========        ===========

          Cash distributions recorded as income             $        --       $   906,005        $   906,005
                                                            ===========       ===========        ===========

          Partnership's share of
            Local Partnership net income                        339,858                --            339,858
                                                            ===========       ===========        ===========

          Miscellaneous                                                           (25,333)           (25,333)
                                                            ===========       ===========        ===========

          Share of income from partnerships                 $   339,858       $   880,672        $ 1,220,530
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

                                                       For the years ended
                                                           December 31,
                                                    --------------------------
                                                       2005           2004
                                                    ----------     -----------

          Financial statement net income (loss)     $  192,756     $ (342,026)

          Differences between financial statement
            and tax depreciation, amortization,
            and miscellaneous differences              300,448      2,174,895
                                                    ----------     ----------
          Taxable income                            $  493,204     $1,832,869
                                                      ==========     ==========


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,000,000, which is equal to two percent of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and was being amortized over a 30-year period using the straight-line method. At December 31, 2004, each of the Partnership's investments in Local Partnerships was reclassified to investment in partnerships held for sale and amortization of this fee ceased.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2005 and 2004, the Partnership paid $229,855 and $280,971, respectively, to the Managing General partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2005 and 2004, the Partnership paid the Managing General Partner a Management Fee of $249,996.

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


                                     III-24

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued
     --------------------------

or the property it owns, payable upon the sale of an investment in a Local Partnership or the property it owns, to the extent the Managing General Partner markets and sells a property instead of a real estate broker or unrelated Local General Partner. The disposition fee on sales of partnership interests (as opposed to sales of real property) is calculated as up to five percent of the imputed sale price, which is the amount the Local Partnership's property would have to be sold for to produce the same distribution to the investors as the sale of the partnership interests. In accordance with the terms of the amended Partnership Agreement, in December 2004 the Managing General Partner was paid disposition fees of $895,241, related to the sales of Arrowhead and Moorings, which were netted against the related gain on disposition of investment in partnerships at December 31, 2004. In January 2005, the Managing General Partner was paid disposition fees in the amount of $1,210,408, related to the sales of Country Place I and II in December 2004, which were accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. In June 2005, the Managing General Partner was paid a disposition fee of $757,642, related to the sale of Mercy Terrace, which was netted against the related gain on disposition of investment in partnerships. On November 28, 2005, the Managing General Partner was paid a disposition fee of $435,000, related to the sale of the property owned by Chevy Chase, which was netted against the related gain on disposition of investment in partnerships in 2005. On December 14, 2005, the Managing General Partner was paid a disposition fee of $1,118,625, related to the sale of the property owned by Posada Vallarta, which was netted against the related gain on disposition of investment in partnerships in 2005. The Liquidation Plan provides for a Partnership Liquidation Fee in addition to the one discussed above, as explained in Note 4 below.


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

          (B) an additional amount equal to a cumulative non-compounded six percent return on each limited partner's capital contribution, reduced by (1) an amount equal to 50% of the losses for tax purposes allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
     (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (vi) to the General Partners in the amount of their capital contributions;
    (vii) thereafter, for services to the Partnership, to General Partner Martin C. Schwartzberg (or his designee), whether or not he is then a General Partner, 0.333% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and
          (B) any prior sales from which such fee was not paid to the General Partner or his designee; and
    viii) the remainder, 12% to the General Partners (or their assignees), three percent to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

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

                                     III-26

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     In accordance with the terms of the Partnership Agreement as amended by the approved Plan of Liquidation and Dissolution, in December 2004 the Managing General Partner was paid disposition fees of $895,241, related to the sales of Arrowhead and Moorings, which were netted against the related gain on disposition of investment in partnerships at December 31, 2004. In January 2005, the Managing General Partner was paid disposition fees in the amount of $1,210,408, related to the sales of Country Place I and II in December 2004, which were accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. In June 2005, the Managing General Partner was paid a disposition fee of $757,642, related to the sale of Mercy Terrace, which was netted against the related gain on disposition of investment in partnerships. On November 28, 2005, the Managing General Partner was paid a disposition fee of $435,000, related to the sale of the property owned by Chevy Chase, which was netted against the related gain on disposition of investment in partnerships in 2005. On December 14, 2005, the Managing General Partner was paid a disposition fee of $1,118,625, related to the sale of the property owned by Posada Vallarta, which was netted against the related gain on disposition of investment in partnerships in 2005.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country Place I and Country Place II. On December 22, 2005, the partnership made a cash distribution of $8,734,250 ($175 per unit) to Additional Limited Partners who were holders of record as of December 1, 2005. The distribution consisted of proceeds from the 2005 sale of the Partnership's interest in Mercy Terrace, and the 2005 sales of the properties owned by Chevy Chase and Posada Vallarta.

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2005 and 2004. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

                                     III-27

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

                                                                           For the years ended
                                                                               December 31,
                                                                       -----------------------------
                                                                          2005              2004
                                                                       -----------       -----------
Financial statement net income                                         $ 8,659,110       $11,824,832

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                            691,299         1,342,418

  Costs amortized over a shorter period for income tax purposes                 --            11,891

  Differences between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer of properties         18,868,188        18,778,675
                                                                       -----------       -----------
Taxable income                                                         $28,218,597       $31,957,816
                                                                       ===========       ===========

                                      # # #

                                     III-28

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-II Limited Partnership has invested.