Form 10QSB
period 2006-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2006-05-09
CIK 713571

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


                  For the quarterly period ended March 31, 2006


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006


                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2006 and December 31, 2005..........................  1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2006 and 2005............  2

         Statements of Cash Flows
           - for the three months ended March 31, 2006 and 2005............  3

         Notes to Financial Statements
           - March 31, 2006 and 2005.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 12

Item 3.  Controls and Procedures........................................... 14


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................... 15

Item 5.  Other Information................................................. 15

Item 6.  Exhibits.......................................................... 15

Signature.................................................................. 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2006            2005
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investment in partnerships held for sale ..........................................   $    524,306    $    559,613
Cash and cash equivalents .........................................................      5,379,633       4,647,720
Sales proceeds receivable .........................................................         63,882         797,693
Other assets ......................................................................            623           1,891
                                                                                      ------------    ------------

   Total assets ...................................................................   $  5,968,444    $  6,006,917
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      2,909,762       2,878,262
Accounts payable and accrued expenses .............................................        135,219         140,423
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,444,981       4,418,685
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (34,500,041)    (34,500,041)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................     (8,714,516)     (8,649,747)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      1,523,463       1,588,232
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,968,444    $  6,006,917
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                               For the three months ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  2006             2005
                                                                              ------------    ------------
Share of (loss) income from partnerships ..................................   $    (29,372)   $     84,594
                                                                              ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ..............................................................         57,244          34,618
                                                                              ------------    ------------

  Expenses:
    General and administrative ............................................         71,492          97,669
    Management fee ........................................................         62,499          62,499
    Interest ..............................................................         31,500          31,500
    Professional fees .....................................................         29,163          26,625
                                                                              ------------    ------------

                                                                                   194,654         218,293
                                                                              ------------    ------------

      Total other revenue and expenses ....................................       (137,410)       (183,675)
                                                                              ------------    ------------

Loss before additional gain on disposition
   of investment in partnerships ..........................................       (166,782)        (99,081)

Additional gain on disposition of investment in partnerships ..............        102,013         118,855
                                                                              ------------    ------------

Net (loss) income .........................................................        (64,769)         19,774

Accumulated losses, beginning of period ...................................     (8,649,747)    (17,308,857)
                                                                              ------------    ------------

Accumulated losses, end of period .........................................   $ (8,714,516)   $(17,289,083)
                                                                              ============    ============


Net (loss) income allocated to General Partners (1.51%) ...................   $       (978)   $        299
                                                                              ============    ============

Net (loss) income allocated to Initial and Special Limited Partners (1.49%)   $       (965)   $        295
                                                                              ============    ============

Net (loss) income allocated to Additional Limited Partners (97%) ..........   $    (62,826)   $     19,180
                                                                              ============    ============

Net (loss) income per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding .......................................   $      (1.26)   $       0.38
                                                                              ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              For the three months ended
                                                                                       March 31,
                                                                             ----------------------------
                                                                                  2006           2005
                                                                             ------------    ------------
Cash flows from operating activities:
  Net (loss) income ......................................................   $    (64,769)   $     19,774

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of (loss) income from partnerships .............................         29,372         (84,594)
    Additional gain on disposition of investment in partnerships .........       (102,013)       (118,855)

    Changes in assets and liabilities:
      Decrease in other assets ...........................................          1,268             343
      Increase in accrued interest receivable on advances ................           (370)           (370)
      Increase in accrued interest payable ...............................         31,500          31,500
      Decrease in accounts payable and accrued expenses ..................         (5,204)        (28,732)
                                                                             ------------    ------------

        Net cash used in operating activities ............................       (110,216)       (180,934)
                                                                             ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................          6,305         273,327
  Collection of sale proceeds ............................................        835,824            --
  Payment of disposition fee to related party ............................           --        (1,210,408)
                                                                             ------------    ------------

        Net cash provided by (used in) investing activities ..............        842,129        (937,081)
                                                                             ------------    ------------

Cash flows used in financing activities:
  Distribution to Additional Limited Partners ............................           --        (9,582,720)
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents .....................        731,913     (10,700,735)

Cash and cash equivalents, beginning of period ...........................      4,647,720      15,311,566
                                                                             ------------    ------------

Cash and cash equivalents, end of period .................................   $  5,379,633    $  4,610,831
                                                                             ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2006, and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the interim period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2005.


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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   PLAN OF LIQUIDATION AND DISSOLUTION - Continued

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


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of May 9, 2006, principal and accrued interest of $1,400,000 and $2,922,794, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property owned by Westgate and seeking the consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 for each of the three month periods ended March 31, 2006 and 2005. The accrued interest payable on the purchase money note of $2,909,762 and $2,878,262 as of March 31, 2006 and December 31, 2005, respectively, is in default.

     Due to the possible sale of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $407,345 and $423,113 as of March 31, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

b.   Completed sales
     ---------------

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

                                   Chevy Chase
                                   -----------

     On November 22, 2005, the property owned by Chevy Chase Park, Ltd. (Chevy Chase) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $6,814,125. The sale resulted in net gain on disposition of investment in partnerships of $5,238,173 for financial statement purposes and in total gain of $7,115,800 for federal tax purposes in 2005. The Partnership accrued $23,208, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds receivable related to the sale of which $18,909 was received in March 2006 and $4,299 was received in April 2006. In 2006, net gain on disposition of investment in partnerships was reduced by $11,604 relating to additional expenses incurred. In accordance with the terms of the Partnership Agreement, in November 2005 the Managing General Partner was paid a disposition fee of $435,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

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

                                 Posada Vallarta
                                 ---------------

     On December 12, 2005, the property owned by Posada Associates Limited Partnership (Posada Vallarta) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $3,930,457. The sale resulted in net gain on disposition of investment in partnerships of $3,111,832 for financial statement purposes and in total gain of $13,057,662 for federal tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in December 2005 the Managing General Partner was paid a disposition fee of $1,118,625 related to the sale. The fee was netted against the related gain on disposition of investment in

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

partnerships. The Partnership accrued $300,000, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds received in March 2006. During the first quarter of 2006, the Partnership recorded gain on disposition of investment in partnerships of $113,617, of which $54,035 was received in March 2006 and $59,582 was received in April 2006.

c.   Assets held for sale
     --------------------

                                    Westgate
                                    --------

     See Note 3.a., above.

                Four Winds West, Golden Acres, Orangewood Plaza,
                ------------------------------------------------
                                 and Troy Manor
                                 --------------

     In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is currently negotiating the sale of the Partnership's interests relating to Four Winds West Company, Ltd. (Four Winds West) and Troy Apartments Ltd. (Troy Manor) and is actively marketing its remaining two investments:
Chowchilla Elderly Associates, Ltd. (Golden Acres) and Orangewood Plaza Limited Partnership (Orangewood Plaza).

     The Partnership's net unamortized amount of acquisition fees and property purchase costs relating to Four Winds West, which totaled $12,567 at both March 31, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The Partnership's basis in Golden Acres, which totaled $104,394 and $123,933 at March 31, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. There is no assurance that the sale of any or all of these four investments will occur.

d.   Summarized financial information

     Combined statements of operations for the five and eight Local Partnerships in which the Partnership was invested as of March 31, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                  For the three months ended
                                                                           March 31,
                                                  -----------------------------------------------------------
                                                             2006                             2005
                                                  -------------------------        --------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method        Suspended
                                                  ----------      ----------       ----------      ----------
         Number of Local Partnerships                 2               3                2               6
                                                      =               =                =               =

         Revenue:
           Rental                                 $  240,702      $  209,221       $  553,581      $1,485,010
           Other                                       9,232           1,820           12,450          57,887
                                                  ----------      ----------       ----------      ----------

             Total revenue                           249,934         211,041          566,031       1,542,897
                                                  ----------      ----------       ----------      ----------

         Expenses:
           Operating                                 222,401         158,299          402,442         977,285
           Interest                                    5,078          31,682          (10,446)        538,270
           Depreciation and amortization              51,915          40,651           89,232         337,165
                                                  ----------      ----------       ----------      ----------

             Total expenses                          279,394         230,632          481,228       1,852,720
                                                  ----------      ----------       ----------      ----------

         Net (loss) income                        $  (29,460)     $  (19,591)      $   84,803      $ (309,823)
                                                  ==========      ==========       ==========      ==========

         Cash distributions                       $    6,305      $       --       $  273,327      $       --
                                                  ==========      ==========       ==========      ==========

         Cash distributions recorded as
           reduction of investments in
           partnerships                           $    6,305      $       --       $       --      $       --
                                                  ==========      ==========       ==========      ==========

         Partnership's share of
           Local Partnership net income              (29,002)             --           84,594              --

         Miscellaneous                                    --            (370)              --              --
                                                  ---------------------------      --------------------------

         Share of (loss) income from
           partnerships                                   $(29,372)                          $84,594
                                                          ========                           =======


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2006 and 2005, the Partnership's share of cumulative losses to date for three of five and six of eight Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $993,674 and $19,991,357, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $30,929 and $78,451 for the three month periods ended March 31, 2006 and 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 2006 and 2005.

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


5.   CASH DISTRIBUTIONS

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


5.   CASH DISTRIBUTIONS - Continued

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2005. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state and federal housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the Limited Partners of the Partnership.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,379,633 as of March 31, 2006, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 9, 2006, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investments in Local Partnerships, in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $2,909,762 as of March 31, 2006, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments (Westgate). The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property owned by Westgate and seeking the consent of the noteholders to accept the proceeds of such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2006, the receipt of a distribution from a Local Partnership and the collection of sale proceeds receivable were adequate to support operating cash requirements. Cash and cash equivalents increased $731,913 during the three month period ended March 31, 2006, primarily as a result of the collection of sale proceeds receivable related to sale of the property owned by Posada Vallarta in December 2005.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended March 31, 2006, compared to net income in the corresponding period in 2005, primarily due to a decrease in share of income from partnerships and additional gain on disposition of investment in partnerships and an increase in professional fees, partially offset by an increase in interest revenue and a decrease in general and administrative expenses. Share of income from partnership decreased in 2005 primarily due to the sale of the property owned by Chevy Chase in 2005. Professional fees increased due to higher audit costs in 2006. Interest revenue increased due to higher rates in 2006. General and administrative expenses decreased in 2006 primarily due to lower reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2006 and 2005, did not include losses of $19,369 and $304,393, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2006.


Item 3. Controls and Procedures

In April 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities


     See Note 3.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2006, but not reported, whether or not otherwise required by this Form 10-QSB at March 31, 2006.

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


Item 6. Exhibits

Exhibit No.     Description
----------      -----------

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


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 9, 2006                             by:  /s/ H. William Willoughby
-----------                                  -----------------------------------
DATE                                         H. William Willoughby,
                                             Director, President, Secretary,
                                               Principal Financial Officer,
                                               and Principal Accounting Officer