Form 10QSB
period 2006-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2006-08-08
CIK 713571

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


                  For the quarterly period ended June 30, 2006


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2006



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2006 and December 31, 2005............................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2006 and 2005......  2

         Statements of Cash Flows
           - for the six months ended June 30, 2006 and 2005................  3

         Notes to Financial Statements
          - June 30, 2006 and 2005..........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 13

Item 3.  Controls and Procedures............................................ 15


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 16

Item 5.  Other Information.................................................. 16

Item 6.  Exhibits........................................................... 17

Signature................................................................... 18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2006           2005
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investment in partnerships held for sale ..........................................   $    553,173    $    559,613
Cash and cash equivalents .........................................................      5,072,771       4,647,720
Sales proceeds receivable .........................................................           --           797,693
Other assets ......................................................................            670           1,891
                                                                                      ------------    ------------

   Total assets ...................................................................   $  5,626,614    $  6,006,917
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      2,941,262       2,878,262
Accounts payable and accrued expenses .............................................         96,287         140,423
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,437,549       4,418,685
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (34,752,903)    (34,500,041)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................     (8,796,052)     (8,649,747)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      1,189,065       1,588,232
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,626,614    $  6,006,917
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                             For the three months ended            For the six months ended
                                                                      June 30,                             June 30,
                                                            ------------------------------       -------------------------------
                                                                2006              2005               2006               2005
                                                            ------------      ------------       ------------       ------------
Share of income from partnerships                           $     44,105      $    262,715       $     14,733       $    347,309
                                                            ------------      ------------       ------------       ------------

Other revenue and expenses:

  Revenue:
    Interest                                                      60,243            27,104            117,487             61,722
                                                            ------------      ------------       ------------       ------------

  Expenses:
    General and administrative                                    58,864            93,571            130,356            191,240
    Management fee                                                62,499            62,499            124,998            124,998
    Interest                                                      31,500            31,500             63,000             63,000
    Professional fees                                             29,162            67,696             58,325             94,321
                                                            ------------      ------------       ------------       ------------

                                                                 182,025           255,266            376,679            473,559
                                                            ------------      ------------       ------------       ------------

      Total other revenue and expenses                          (121,782)         (228,162)          (259,192)          (411,837)
                                                            ------------      ------------       ------------       ------------

(Loss) income before gain on disposition of
  investment in partnerships                                     (77,677)           34,553           (244,459)           (64,528)

Additional (loss) gain on disposition of
  investment in partnerships, net of
  disposition fees                                                (3,859)          255,043             98,154            373,898
                                                            ------------      ------------       ------------       ------------

Net (loss) income                                                (81,536)          289,596           (146,305)           309,370

Accumulated losses, beginning of period                       (8,714,516)      (17,289,083)        (8,649,747)       (17,308,857)
                                                            ------------      ------------       ------------       ------------

Accumulated losses, end of period                           $ (8,796,052)     $(16,999,487)      $ (8,796,052)      $(16,999,487)
                                                            ============      ============       ============       ============


Net (loss) income allocated
  to General Partners (1.51%)                               $     (1,231)     $      4,373       $     (2,209)      $      4,671
                                                            ============      ============       ============       ============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%)           $     (1,215)     $      4,315       $     (2,180)      $      4,610
                                                            ============      ============       ============       ============

Net (loss) income allocated
  to Additional Limited Partners (97%)                      $    (79,090)     $    280,908       $   (141,916)      $    300,089
                                                            ============      ============       ============       ============

Net (loss) income per unit of
  Additional Limited Partner Interest,
  based on 49,910 units outstanding                         $      (1.58)     $       5.63       $      (2.84)      $       6.01
                                                            ============      ============       ============       ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                     For the six months ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                       2006            2005
                                                                                   -------------   ------------
Cash flows from operating activities:
  Net (loss) income ............................................................   $   (146,305)   $    309,370

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ..........................................        (14,733)       (347,309)
    Gain on distribution of investments in partnerships, net of disposition fees           --          (255,043)
    Additional gain on disposition of investment in partnerships ...............        (98,154)       (118,855)

    Changes in assets and liabilities:
      Decrease in other assets .................................................          1,221             291
      Increase in accrued interest receivable on advances ......................           (744)           (744)
      Increase in accrued interest payable .....................................         63,000          63,000
      (Decrease) increase in accounts payable and accrued expenses .............        (44,136)          9,111
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................       (239,851)       (340,179)
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................         21,918         350,393
  Proceeds from disposition of investment in partnership .......................           --         1,012,685
  Collection of sales proceeds .................................................        895,846            --
  Payment of disposition fees to related party .................................           --        (1,968,050)
                                                                                   ------------    ------------

        Net cash provided by (used in) investing activities ....................        917,764        (604,972)
                                                                                   ------------    ------------

Cash flows used in financing activities:
  Distribution to Additional Limited Partners ..................................           --        (9,582,720)
  Tax distribution on behalf of Additional Limited Partners ....................       (252,862)       (603,970)
                                                                                   ------------    ------------

        Net cash used in financing activities ..................................       (252,862)    (10,186,690)
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................        425,051     (11,131,841)

Cash and cash equivalents, beginning of period .................................      4,647,720      15,311,566
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $  5,072,771    $  4,179,725
                                                                                   ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005, and its cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the interim periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   PLAN OF LIQUIDATION AND DISSOLUTION - Continued

     The record date for voting was December 31, 2003, and the final voting deadline was March 22, 2004. A tabulation of votes received by the voting deadline follows.

                                    FOR                  AGAINST                ABSTAIN                 TOTAL
                             ------------------     ------------------     -------------------     ------------------
                             Units of               Units of               Units of                Units of
                             limited                limited                limited                 limited
                             partner                partner                partner                 partner
Description                  interest   Percent     interest   Percent     interest    Percent     Interest    Percent
-----------                  --------   -------     --------   -------     --------    -------     --------    -------
Sale, dissolution and
  five percent
  Disposition Fee             28,699     57.6%       1,264       2.5%         268        0.5%       30,231      60.6%

$500,000 Partnership
  Liquidation Fee             25,841     51.8%       3,546       7.1%         844        1.7%       30,231      60.6%

Extension of
  solicitation period         27,975     56.1%       1,767       3.5%         489        1.0%       30,231      60.6%


     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of August 8, 2006, principal and accrued interest of $1,400,000 and $2,954,207, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property owned by Westgate and seeking the consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 and $63,000 for each of the three and six month periods ended June 30, 2006 and 2005, respectively. The accrued interest payable on the purchase money note of $2,941,262 and $2,878,262 as of June 30, 2006 and December 31, 2005,
respectively, is in default.

     Due to the possible sale of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $420,475 and $423,113 as of June 30, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

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

                                   Chevy Chase
                                   -----------

     On November 22, 2005, the property owned by Chevy Chase Park, Ltd. (Chevy Chase) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $6,814,125. The sale resulted in net gain on disposition of investment in partnerships of $5,238,173 for financial statement purposes and in total gain of $7,115,800 for federal tax purposes in 2005. The Partnership accrued $23,208, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds receivable related to the sale of which $18,909 was received in March 2006 and $4,299 was received in April 2006. In 2006, net gain on disposition of investment in partnerships was reduced by $11,602 relating to additional expenses incurred. In accordance with the terms of the Partnership Agreement, in November 2005 the Managing General Partner was paid a disposition fee of $435,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

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

                             June 30, 2006 and 2005

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

                                 Posada Vallarta
                                 ---------------

     On December 12, 2005, the property owned by Posada Associates Limited Partnership (Posada Vallarta) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $3,930,457. The sale resulted in net gain on disposition of investment in partnerships of $3,111,832 for financial statement purposes and in total gain of $13,057,662 for federal tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in December 2005 the Managing General Partner was paid a disposition fee of $1,118,625 related to the sale. The fee was netted against the related gain on disposition of investment in

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

partnerships. The Partnership accrued $300,000, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds received in March 2006. During the first quarter of 2006, the Partnership recorded gain on disposition of investment in partnerships of $113,617, of which $54,035 was received in March 2006 and $59,582 was received in April 2006. During the second quarter of 2006, gain on disposition of investment in partnerships was reduced by $3,861 relating to additional expenses incurred.

c.   Assets held for sale
     --------------------

                                    Westgate
                                    --------

     See Note 3.a., above.

                Four Winds West, Golden Acres, Orangewood Plaza,
                ------------------------------------------------
                                 and Troy Manor
                                 --------------

     In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is currently negotiating the sale of the Partnership's interests relating to Four Winds West Company, Ltd. (Four Winds West), Troy Apartments Ltd. (Troy Manor), Chowchilla Elderly Associates, Ltd. (Golden Acres) and Orangewood Plaza Limited Partnership (Orangewood Plaza).

     The Partnership's net unamortized amount of acquisition fees and property purchase costs relating to Four Winds West, which totaled $12,567 at both June 30, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The Partnership's basis in Golden Acres, which totaled $120,131 and $123,933 at June 30, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. There is no assurance that the sale of any or all of these four investments will occur.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the five and seven Local Partnerships in which the Partnership was invested as of June 30, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended
                                                                          June 30,
                                               ----------------------------------------------------------
                                                         2006                             2005
                                               -------------------------        -------------------------
                                                 Equity                            Equity
                                                 Method        Suspended           Method       Suspended
                                               ---------       ---------         ---------      ---------
     Number of Local Partnerships                  2               3                 2              5
                                                   =               =                 =              =
     Revenue:
       Rental                                  $ 220,229       $ 209,221         $ 590,024      $ 799,228
       Other                                      14,036           1,820            10,849         89,407
                                               ---------       ---------         ---------      ---------

         Total revenue                           234,265         211,041           600,873        888,635
                                               ---------       ---------         ---------      ---------

     Expenses:
       Operating                                 147,976         158,299           336,190        462,565
       Interest                                    5,078          31,682           (10,446)       293,148
       Depreciation and amortization              51,915          40,651            89,232        192,454
                                               ---------       ----------        ---------      ---------

         Total expenses                          204,969         230,632           414,976        948,167
                                               ---------       ----------        ---------      ---------

     Net income (loss)                         $  29,296       $ (19,591)        $ 185,897      $ (59,532)
                                               =========       =========         =========      =========

     Cash distributions                        $      --       $  15,613         $      --      $  22,621
                                               =========       =========         =========      =========

     Cash distributions recorded
       as income                               $      --       $  15,613         $      --      $  77,066 (1)

     Partnership's share of
       Local Partnership net income               28,866              --           185,649             --

     Miscellaneous                                    --            (374)               --             --
                                               -------------------------         ------------------------

     Share of income from partnerships                 $44,105                          $262,715
                                                       =======                          ========

     (1)  Includes Mercy Terrace sold June 2005.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                 For the six months ended
                                                                         June 30,
                                               -----------------------------------------------------------
                                                         2006                               2005
                                               --------------------------        -------------------------
                                                 Equity                            Equity
                                                 Method        Suspended           Method       Suspended
                                               ----------      ----------        ----------     ----------
     Number of Local Partnerships                  2               3                 2              5
                                                   =               =                 =              =
     Revenue:
       Rental                                  $  460,931      $  418,442        $1,143,605     $1,598,456
       Other                                       23,268           3,639            23,299        178,814
                                               ----------      ----------        ----------     ----------

         Total revenue                            484,199         422,081         1,166,904      1,777,270
                                               ----------      ----------        ----------     ----------

     Expenses:
       Operating                                  370,376         316,599           738,632        925,130
       Interest                                    10,157          63,363           (20,892)       586,296
       Depreciation and amortization              103,831          81,302           178,465        384,908
                                               ----------      ----------        ----------     ----------

         Total expenses                           484,364         461,264           896,205      1,896,334
                                               ----------      ----------        ----------     ----------


     Net (loss) income                         $     (165)     $  (39,183)       $  270,699     $ (119,064)
                                               ==========      ==========        ==========     ==========

     Cash distributions                        $    6,305      $   15,613        $  273,327     $   22,621
                                               ==========      ==========        ==========     ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $    6,305      $       --        $  273,327     $       --
                                               ==========      ==========        ==========     ==========

     Cash distributions recorded
       as income                               $       --      $   15,613        $       --     $   77,066 (1)

     Partnership's share of Local
       Partnership net income                        (136)             --           270,243             --

     Miscellaneous                                     --            (744)               --             --
                                               --------------------------        -------------------------

     Share of income from partnerships                  $14,733                            $347,309
                                                        =======                            ========


     (1)  Includes Mercy Terrace sold June 2005.


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2006 and 2005, the Partnership's share of cumulative losses to date for the three of the five and five of the seven Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,013,042 and $9,431,463, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $52,730 and $83,658 for the three and six month periods ended June 30, 2006, respectively, and $61,518 and $139,970 for the three and six month periods ended June 30, 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended June 30, 2006 and 2005, and $124,998 for each of the six month periods ended June 20, 2006 and 2005.

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


5.   CASH DISTRIBUTIONS

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


5.   CASH DISTRIBUTIONS - Continued

Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country Place I and Country Place II. On December 22, 2005, the Partnership made a cash distribution of $8,734,250 ($175 per unit) to Additional Limited Partners who were holders of record as of December 1, 2005. The distribution consisted of proceeds from the 2005 sale of the Partnership's interest in Mercy Terrace, and the 2005 sales of the properties owned by Chevy Chase and Posada Vallarta. On April 4, 2006, the Partnership made a tax distribution of $252,862 (approximately $7.20 per Unit) on behalf of Additional Limited Partners who are not residents of Ohio.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,072,771 as of June 30, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating needs. As of August 8, 2006, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investments in Local Partnerships, in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $2,941,262 as of June 30, 2006, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2006, the receipt of distributions from Local Partnerships and the collection of sale proceeds were adequate to support operating cash requirements. Cash and cash equivalents increased $425,051 during the six month period ended June 30, 2006, primarily as a result of sale proceeds collected and the receipt of distributions from Local Partnerships, partially offset by the tax distribution

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country Place I and Country Place II. On December 22, 2005, the Partnership made a cash distribution of $8,734,250 ($175 per unit) to Additional Limited Partners who were holders of record as of December 1, 2005. The distribution consisted of proceeds from the 2005 sale of the Partnership's interest in Mercy Terrace, and the 2005 sales of the properties owned by Chevy Chase and Posada Vallarta. On

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


April  4,  2006,  the   Partnership   made  a  tax   distribution   of  $252,862
(approximately $7.20 per Unit) on behalf of Additional Limited Partners who are not residents of Ohio.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended June 30, 2006, compared to net income for the corresponding period in 2005, primarily due to decreases in gain on disposition of investment in partnerships and share of income from partnerships, partially offset by an increase in interest revenue and decreases in general and administrative expenses and professional fees. Share of income from partnerships decreased primarily due to the cessation of income from two properties sold in 2005. Interest revenue increased due to higher rates in 2006. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees decreased primarily due to lower audit costs in 2006.

     The Partnership recognized net loss for the six month period ended June 30, 2006, compared to net income for the corresponding period in 2005, primarily due to decreases in gain on disposition of investment in partnerships and share of income from partnerships, partially offset by an increase in interest revenue and decreases in general and administrative expenses and professional fees, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2006, did not include losses of $19,368 and $38,737, respectively, compared to excluded losses of $56,632 and $113,262 for the three and six month periods ended June 30, 2005, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2006.


Item 3. Controls and Procedures

     In July 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities


     See Note 3.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2006, but not reported, whether or not otherwise required by this Form 10-QSB at June 30, 2006.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                                Cash Distribution
                                -----------------

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who are not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country Place I and Country Place II. On December 22, 2005, the Partnership made a cash distribution of $8,734,250 ($175 per unit) to Additional Limited Partners who were holders of record as of December 1, 2005. The distribution consisted of proceeds from the 2005 sale of the Partnership's interest in Mercy Terrace, and the 2005 sales of the properties owned by Chevy Chase and Posada Vallarta. On April 4, 2006, the Partnership made a tax distribution of $252,862 (approximately $7.20 per Unit) on behalf of Additional Limited Partners who are not residents of Ohio.

Part II. OTHER INFORMATION
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




August 8, 2006                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer