Form 10KSB
period 2006-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2007-03-30
CIK 713571

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

                   For the fiscal year ended December 31, 2006


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $152,632.

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

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                        2006 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----

                                     PART I

Item 1.   Business......................................................  I-1
Item 2.   Properties....................................................  I-4
Item 3.   Legal Proceedings.............................................  I-4
Item 4.   Submission of Matters to a Vote of Security Holders...........  I-4


                                     PART II

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters ............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... II-2
Item 7.   Financial Statements........................................... II-5
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure....................... II-5
Item 8A.  Controls and Procedures........................................ II-6
Item 8B.  Other Information.............................................. II-6


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant............. III-1
Item 10.  Executive Compensation......................................... III-2
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management............................................... III-2
Item 12.  Certain Relationships and Related Transactions................. III-3
Item 13.  Exhibits....................................................... III-3
Item 14.  Principal Accountant Fees and Services......................... III-4

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-6

Financial Statements..................................................... III-8

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

     Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 units of additional limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983, when it became fully subscribed. As of December 31, 2006, 90 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 2006, the Partnership retained investments in three Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 22 (three remaining as of December 31,
2006)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2006, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)

                                                                                                  Units
                             Mortgage                                                          Authorized for     Expiration
 Name and Location          Payable at        Financed and/or Insured            Number of       Low Income           of
of Apartment Complex       12/31/06 (2)       and/or Subsidized Under           Rental Units     Subsidies       HAP Contract
--------------------       ------------    -----------------------------        ------------   --------------    -------------
Golden Acres               $ 1,152,429     California Housing Finance Agency          46             45           09/30/13
 Chowchilla, CA                             (CHFA)/Section 8

Orangewood Plaza             1,826,500     CHFA                                       40             33           07/01/14
 Orange Cove, CA

Westgate Tower Apts.         1,298,371     Michigan State Housing Develop-           148              0                 --
 Westland, MI                               ment Authority/236
                           -----------                                               ---             --
Totals (3 Properties)      $ 4,277,300                                               234             78
                           ===========                                               ===             ==


                                   (Continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                       Average Effective Annual
                                        Units Occupied As                                   Rental Per Unit
                                    Percentage of Total Units                             for the Years Ended
                                        As of December 31,                                     December 31,
 Name and Location              ------------------------------------      ------------------------------------------------------
of Apartment Complex            2006    2005     2004   2003    2002        2006        2005        2004        2003       2002
--------------------            ----    ----     ----   ----    ----      -------     -------     -------     -------    -------
Golden Acres                     98%     98%      99%   100%     96%      $ 6,577     $ 6,458     $ 6,391     $ 6,527    $ 6,364
 Chowchilla, CA

Orangewood Plaza                100%    100%     100%   100%    100%        3,129       5,944       2,612       2,523      2,559
 Orange Cove, CA

Westgate Tower Apts.             92%     95%      96%    91%     93%        4,597       4,498       4,412       4,033      4,136
 Westland, MI
                                ---     ---      ---    ---     ---       -------     -------     -------     -------    -------
Totals (3 Properties) (3)        97%     98%      98%    97%     96%      $ 4,768     $ 5,633     $ 4,472     $ 4,361    $ 4,353
                                ===     ===      ===    ===     ===       =======     =======     =======     =======    =======


     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2006.
     (3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     On October 31, 2006, the partnership's interest in Four Winds West was transferred to an affiliate of the local managing general partner. See the notes to the financial statements for additional information concerning the transfer.

     On December 31, 2006, the Partnership's interest in Troy Manor was transferred to an affiliate of the local managing general partner. See the notes to financial statements for additional information concerning the transfer.

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


     The Partnership was not liquidated within 36 months from the approved liquidation date of March 22, 2004, therefore no liquidation fee was taken by the Partnership. The Managing General Partner is continuing towards liquidation of all the Partnership's investments.

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

     (b) As of March 30, 2007, there were approximately 2,970 registered holders of Units in the Partnership.

     (c) On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who were not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country Place I and Country Place II. On December 22, 2005, the Partnership made a cash distribution of $8,734,250 ($175 per unit) to Additional Limited Partners who were holders of record as of December 1, 2005. The distribution consisted of proceeds from the 2005 sale of the Partnership's interest in Mercy Terrace, and the 2005 sales of the properties owned by Chevy Chase and Posada Vallarta. On April 4, 2006, the Partnership made a tax distribution of $252,862 (approximately $7.20 per Unit) on behalf of Additional Limited Partners who were not residents of Ohio.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2006. The Partnership accounts for its investments in partnerships (Local Partnerships) using the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for two Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncements
                          -----------------------------

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

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2006, the Partnership had approximately 2,971 investors who held a total of 49,910 units of additional limited partner interest which were originally sold for the aggregate amount of $49,910,000. The Partnership originally made investments in 22 Local Partnerships, of which three remain at December 31, 2006. The Partnership's liquidity, with unrestricted cash resources of $4,845,857 as of December 31, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 30, 2007, there were no material commitments for capital expenditures.

     During 2006 and 2005, the Partnership received cash distributions of $37,636 and $350,393, respectively, from the Local Partnerships.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,004,262 as of December 31, 2006, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments. The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property owned by Westgate and seeking consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     The Managing General Partner has received consent from a majority of Unit Holders for the liquidation of the Partnership. (See Part I, Item 4.) It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such Liquidation. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2006, existing cash resources and net cash provided by investing activities were adequate to support net cash used in operating activities. Cash and cash equivalents increased $198,137 during 2006, primarily due to collection of sale proceeds receivable, the receipt of additional proceeds from disposition of investment in partnerships and the receipt of distributions from Local Partnerships, partially offset by net cash used in operating activities and a tax distributions. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years.

     On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who were not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country Place I and Country Place II. On December 22, 2005, the Partnership made a cash distribution of $8,734,250 ($175 per unit) to Additional Limited Partners who were holders of record as of December 1, 2005. The distribution consisted of proceeds from the 2005 sale of the Partnership's interest in Mercy Terrace, and the 2005 sales of the properties owned by Chevy Chase and Posada Vallarta. On April 4, 2006, the Partnership made a tax distribution of $252,862 (approximately $7.20 per Unit) on behalf of Additional Limited Partners who were not residents of Ohio.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


                              Results of Operations
                              ---------------------

2006 Versus 2005
----------------

     The Partnership recognized net loss for the year ended December 31, 2006, compared to net income in 2005, primarily due to decreases in gain on disposition of investment in partnerships and share of income from partnerships, partially offset by an increase in interest and other revenue and decreases in general and administrative expenses and professional fees. Share of income from partnerships decreased primarily due to the cessation of income from one property which was sold in 2005 and a decrease in other income at one property. Interest revenue increased in 2006 primarily due to higher rates. General and administrative expenses decreased in 2006 primarily due to lower reimbursed payroll costs. Professional fees decreased primarily due to lower audit costs of operating partnerships paid by the Partnership.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2006 and 2005, did not include losses of $147,675 and $77,474, respectively. Distributions of $37,636 and $77,065, received from two and three Local Partnerships during 2006 and 2005, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased.

     The combined rental revenues of the Partnership's remaining three properties for the five years ended December 31, 2006, follow. Combined rental revenue amounts have been adjusted to reflect property and interests sales and interests transferred in 2006 and in prior years.

                                                             For the years ended December 31,
                           --------------------------------------------------------------------------------------------------
                              2006                  2005                  2004                  2003                  2002
                           -----------           ----------            ----------            ----------            ----------
Combined Rental
  Revenue                  $1,108,082            $1,200,552            $1,051,416            $  998,059            $1,007,254

Annual Percentage
  Increase (decrease)                  (7.7)%                14.2%                    5.3%                (0.9)%



ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.

                                     PART II
                                     -------


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2006, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2006.

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

William B. Dockser, 70, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 60, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units), at March 30, 2007.


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
            Investment, LLC
          44 Brattle Street
          Cambridge, MA 02138



     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 30, 2007, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


                                                                       % of Total
                   Name of                Amount and Nature           Units Issued
               Beneficial Owner        of Beneficial Ownership       and Outstanding
          --------------------------   -----------------------       ---------------
          William B. Dockser                    None                       0.0%
          H. William Willoughby                 None                       0.0%
          All Directors and Officers
            as a Group (2 persons)              None                       0.0%


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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2006 and 2005, the Partnership retained Grant Thornton LLP to provide services as follows.


                                       Year Ended December 31,
                                      ------------------------
                                        2006            2005
                                      --------        --------

     Audit fees                       $101,444        $ 89,950
     Audit-related fees                     --              --
     Tax fees (1)                       26,250          22,500
     All other fees                         --              --
                                      --------        --------
         Total                        $127,694        $112,450
                                      ========        ========


     (1)  Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2006 and 2005, which services it was determined did not compromise Grant Thornton LLP's independence.


                                      III-4

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                            ----------------------------------------------------
                            (Registrant)

                            by:  C.R.I., Inc.
                                 -----------------------------------------------
                                 Managing General Partner



March 30, 2007                   by:  /s/ William B. Dockser
--------------                        ------------------------------------------
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


March 30, 2007                   by:  /s/ H. William Willoughby
--------------                        ------------------------------------------
DATE                                  H. William Willoughby,
                                      Director, President, Secretary,
                                        Principal Financial Officer and
                                        Principal Account Officer

                                      III-5

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors-II Limited Partnership.


We have audited the accompanying balance sheets of Capital Realty Investors-II Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2006 and 2005 and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships in connection with our 2005 audit. The Partnership's share of income from these Local Partnerships constitutes $444,860 of income included in the Partnership's 2005 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2006 and the results of its operations, changes in partners' (deficit) capital and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based upon our audit and the reports of other auditors, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2005 and the results of its operations, changes in partners' (deficit) capital and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note A to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


                                                 Grant Thornton LLP


McLean, Virginia
March 30, 2007

                                      III-7

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2006            2005
                                                                                      ------------    ------------
Investment in partnerships held for sale ..........................................   $    392,643    $    559,613
Cash and cash equivalents .........................................................      4,845,857       4,647,720
Sales proceeds receivable .........................................................           --           797,693
Other assets ......................................................................        117,806           1,891
                                                                                      ------------    ------------

   Total assets ...................................................................   $  5,356,306    $  6,006,917
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      3,004,262       2,878,262
Accounts payable and accrued expenses .............................................        147,849         140,423
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,552,111       4,418,685
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (34,752,903)    (34,500,041)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................     (9,180,922)     (8,649,747)
                                                                                      ------------    ------------

      Total partners' capital .....................................................        804,195       1,588,232
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,356,306    $  6,006,917
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                                 For the years ended
                                                                                     December 31,
                                                                              --------------------------
                                                                                  2006          2005
                                                                              -----------    -----------
Share of (loss) income from partnerships ..................................   $  (118,017)   $   581,286
                                                                              -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other ....................................................       270,649        163,452
                                                                              -----------    -----------

                                                                                  270,649        163,452
                                                                              -----------    -----------

  Expenses:
    Management fee ........................................................       249,996        249,996
    General and administrative ............................................       232,413        267,121
    Professional fees .....................................................       166,330        178,131
    Interest ..............................................................       126,000        126,000
                                                                              -----------    -----------

                                                                                  774,739        821,248
                                                                              -----------    -----------

      Total other revenue and expenses ....................................      (504,090)      (657,796)
                                                                              -----------    -----------

Loss before gain on disposition of investment in partnerships .............      (622,107)       (76,510)

Gain on disposition of investment in partnerships, net of disposition fees         90,932      8,735,620
                                                                              -----------    -----------

Net (loss) income .........................................................   $  (531,175)   $ 8,659,110
                                                                              ===========    ===========


Net (loss) income allocated to General Partners (1.51%) ...................   $    (8,021)   $   130,752
                                                                              ===========    ===========

Net (loss) income allocated to Initial and Special Limited Partners (1.49%)   $    (7,914)   $   129,021
                                                                              ===========    ===========

Net (loss) income allocated to Additional Limited Partners (97%) ..........   $  (515,240)   $ 8,399,337
                                                                              ===========    ===========

Net (loss) income per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding .......................................   $    (10.32)   $    168.29
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

                                      III-9

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                       Initial and
                                                                         Special         Additional
                                                       General           Limited          Limited
                                                       Partners          Partners         Partners              Total
                                                      ----------       -----------      ------------        -------------
Partners' (deficit) capital, January 1, 2005          $(440,789)       $ (380,246)      $ 12,956,225        $ 12,135,190

  Net income                                            130,752           129,021          8,399,337           8,659,110

  Distribution of $384.50 per unit
    of Additional Limited Partner Interest                   --               --         (18,602,098)        (18,602,098)

  Tax distribution on behalf of
    Additional Limited Partners                              --               --            (603,970)           (603,970)
                                                      ---------        ---------        ------------        ------------

Partners' (deficit) capital, December 31, 2005         (310,037)        (251,225)          2,149,494           1,588,232
                                                      ---------        ---------        ------------        ------------

  Net loss                                               (8,021)          (7,914)           (515,240)           (531,175)

  Tax distribution on behalf of
    Additional Limited Partners                              --               --            (252,862)           (252,862)
                                                      ---------        ---------        ------------        ------------

Partners' (deficit) capital, December 31, 2006        $(318,058)       $(259,139)       $  1,381,392        $    804,195
                                                      =========        =========        ============        ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-10

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                         December 31,
                                                                                 ----------------------------
                                                                                     2006            2005
                                                                                 -------------   ------------
Cash flows from operating activities:
  Net (loss) income ..........................................................   $   (531,175)   $  8,659,110

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of loss (income) from partnerships .................................        118,017        (581,286)
    Loss (gain) on disposition of investment in partnerships
      net of disposition fees ................................................         12,567      (8,605,048)
    Additional gain on disposition of investment in partnerships .............       (103,499)       (130,572)
    Loss on sale proceeds receivable .........................................           --            14,087

    Changes in assets and liabilities:
      Increase in other assets ...............................................       (115,915)         (1,319)
      Increase in accrued interest payable ...................................        126,000         126,000
      Increase in accounts payable and accrued expenses ......................          7,426           1,886
      Increase in accrued interest receivable on advances ....................         (1,250)         (1,500)
                                                                                 ------------    ------------

        Net cash used in operating activities ................................       (487,829)       (518,642)
                                                                                 ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships .................................         37,636         350,393
  Proceeds from disposition of investment in partnerships ....................           --        11,775,267
  Collection of sale proceeds receivable .....................................        797,693         456,879
  Additional proceeds from disposition of investment in partnerships .........        103,499            --
  Payment of disposition fees to related party ...............................           --        (3,521,675)
                                                                                 ------------    ------------

        Net cash provided by investing activities ............................        938,828       9,060,864
                                                                                 ------------    ------------


Cash flows from financing activities:
  Distribution to Additional Limited Partners ................................           --       (18,602,098)
  Tax distribution on behalf of Additional Limited Partners ..................       (252,862)       (603,970)
                                                                                 ------------    ------------

        Net cash used in financing activities ................................       (252,862)    (19,206,068)
                                                                                 ------------    ------------


Net increase (decrease) in cash and cash equivalents .........................        198,137     (10,663,846)

Cash and cash equivalents, beginning of year .................................      4,647,720      15,311,566
                                                                                 ------------    ------------

Cash and cash equivalents, end of year .......................................   $  4,845,857    $  4,647,720
                                                                                 ============    ============



Supplemental disclosure of cash flow information:
  Non-cash investing activity:

    Proceeds from disposition of investment
    in partnership, accrued in 2005, collected in 2006 .......................                   $    323,208
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

                                     III-11

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. (See
     Note 1.k., below, for a discussion on the Partnership's Plan of Liquidation and Dissolution.) The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income, located throughout the United States.

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

          The Partnership sold 50,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on June 20, 1983. As of December 31, 2006, 90 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2006 and 2005, the Partnership's share of cumulative losses of two and three of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $1,008,958 and $974,305, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $37,636 and $77,065, received from two and three Local Partnerships during 2006 and 2005, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.


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

     d.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Orangewood Plaza Limited Partnership (Orangewood Plaza), which is under contract to be sold, as further discussed in note 2.e., has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets at December 2006 and 2005. Due to the possible sale of the Westgate Tower Limited Dividend Housing Associates (Westgate) property, the Partnership's investment in Westgate has been reclassified to investment in partnerships held for sale in the accompanying balance sheets at December 31, 2006 and 2005. In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is actively marketing its remaining investment in Chowchilla Elderly Associates, Ltd. (Golden Acres). Accordingly, the Partnership has reclassified the investment to investment in partnerships held for sale or transfer in the accompanying balance sheets at December 31, 2006 and 2005. The Partnership's investment in Four Winds West Company, Ltd. (Four Winds West) and Troy Apartments Ltd. (Troy Manor) were reclassified to investment in partnerships held for sale or transfer at December 30, 2005. The Partnership's interest in Four Winds West was transferred in October 2006. The Partnership's interest in Troy Manor was transferred December 2006. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less. Interest income is recognized as earned.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     i.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2006, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and the purchase money note), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     j.   New accounting pronouncements
          -----------------------------

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

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.

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



          The Partnership was not liquidated within 36 months from the approved liquidation date of March 22, 2004, therefore no liquidation fee was taken by the Partnership. The Managing General Partner is continuing towards liquidation of all the Partnership's investments.

          There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     l.   Allocation of net income (loss)
          ------------------------------

          Net income (loss) is allocated based on respective partnership interest or units outstanding. The Partnership has no dilutive interests.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2006 and 2005, the Partnership held limited partner interests in three and five Local Partnerships, respectively, which were

                                     III-15

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on the Partnership's investment in one Local Partnership follow.


                                                          December 31,
                                                 ----------------------------
                                                    2006                2005
                                                 ----------        ----------

            Purchase money note due in 2003      $1,400,000        $1,400,000

            Accrued interest payable              3,004,262         2,878,262
                                                 ----------        ----------
                  Total                          $4,404,262        $4,278,262
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

          The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments (Westgate). The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property owned by Westgate and seeking consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

          Interest expense on the Partnership's Westgate purchase money note for the years ended December 31, 2006 and 2005, was $126,000 and $126,000, respectively. The accrued interest payable on the purchase money note of $3,004,262 and $2,878,262 as of December 31, 2006 and 2005, respectively, is in default.

                                    Westgate
                                    --------

          The Partnership defaulted on its one remaining purchase money note, related to Westgate, on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of March 30, 2007, principal and accrued interest of $1,400,000 and $3,034,985, respectively, were due.

          Due to the  possible  sale of the property  related to  Westgate,  the
     Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $392,643 and $423,113 as of December 31, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

                                     III-16

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 97.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. Affiliates of the Managing General Partner of the Partnership are also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2006 and 2005, the Partnership received cash distributions from rental operations of the Local Partnerships of $37,636 and $350,393, respectively. As of December 31, 2006 and 2005, zero and three, respectively, of the
     Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $0 and $45,337, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Advance to Local Partnership
          ----------------------------

                                 Four Winds West
                                 ---------------

          On October 12, 2004, the Partnership advanced $25,000 to Four Winds West to assist with current cash requirements. As of October 31, 2006, the note was canceled. For financial reporting purposes, the advance was reduced to zero by the Partnership as a result of losses at the related Local Partnership level in 2004.

     d.   Completed sales and transfer
          ----------------------------

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

                                 Four Winds West
                                 ---------------

          As of October 31, 2006, the Partnership's interest in Four Winds West was transferred to an affiliate of the local managing general partner. The transfer resulted in loss on disposition of investment in partnerships of $12,567 for financial statement purposes and in total gain of $587,569 for federal income tax purposes in 2006. In March 2007, the Partnership received a cash distribution of $12,305 which is accrued and included in other income in the accompanying financial statements at December 31, 2006.

          The Partnership's net unamortized amount of acquisition fees and property purchase costs relating to Four Winds West, which totaled $12,567 at December 31, 2005, had been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at that date.

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

                                 Posada Vallarta
                                 ---------------

          On December 12, 2005, the property owned by Posada Associates Limited Partnership (Posada Vallarta) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $3,930,457. The sale resulted in net gain on disposition of investment in partnerships of $3,111,832 for financial statement purposes and in total gain of $13,057,662 for federal tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in December 2005 the Managing General Partner was paid a disposition fee of $1,118,625 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. The


                                     III-19

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Partnership accrued $300,000, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds received in March 2006. During the first quarter of 2006, the Partnership recorded gain on disposition of investment in partnerships of $113,617, of which $54,035 was received in March 2006 and $59,582 was received in April 2006. During the second quarter of 2006, gain on disposition of investment in partnerships was reduced by $3,861 relating to additional expenses incurred. During the third quarter of 2006, the Partnership recorded gain in disposition of investment in partnerships of $5,819, of which $4,989 was received in July 2006 and $830 was received in September 2006. During the fourth quarter of 2006, gain on disposition of investment in partnerships was reduced by $474.

                                   Troy Manor
                                   ----------

          On December 31, 2006, the Partnership's interest in Troy Manor was transferred to an affiliate of the local managing general partner. The transfer resulted in no gain or loss for financial statement purposes and in total gain of $633,155 for federal income tax purposes in 2006. The Partnership's basis in Troy Manor totaled $0 at December 31, 2005. In March 2007, the Partnership received a cash distribution of $7,425 which is accrued and included in other income in the accompanying financial statements at December 31, 2006.

     e.   Assets held for sale or transfer
          --------------------------------

                                  Golden Acres
                                  ------------

          In accordance with its approved Plan of Liquidation and Dissolution, the Partnership is currently negotiating the sale of the Partnership's interests relating to Golden Acres. The Partnership's basis in Golden Acres, which totaled $0 and $113,090 at December 31, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets. There is no assurance that a sale will occur.

                                Orangewood Plaza
                                ----------------

          On December 28, 2006, a contract for the sale of the Partnership's interest in Orangewood Plaza was signed. The Partnership's basis in Orangewood Plaza totaled $0 at both December 31, 2006 and December 31, 2005. There is no assurance that the sale will occur.

                                    Westgate
                                    --------

          See Note 2.a., above.

     f.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the three Local Partnerships in which the Partnership is invested as of December 31, 2006, follow. The information is presented separately for one Local Partnership which has investment basis (equity method), and for two Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                                     III-20

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                             COMBINED BALANCE SHEETS
                                December 31, 2006

                                                              Equity
                                                              Method           Suspended             Total
                                                            ----------        -----------         -----------
          Number of Local Partnerships                           1                2                    3
                                                                 =                =                    =
          Rental property, at cost, net of
            accumulated depreciation of
            $3,130,319, $1,669,515, and
            $4,799,834, respectively                        $1,347,896        $ 1,442,412         $ 2,790,308
          Land                                                 153,473            127,960             281,433
          Other assets                                         338,082            276,238             614,320
                                                            ----------        ------------        -----------
              Total assets                                  $1,839,451        $ 1,846,610         $ 3,686,061
                                                            ==========        ============        ===========


          Mortgage notes payable                            $1,298,371        $ 2,978,929         $ 4,277,300
          Other liabilities                                    192,384            236,261             428,645
          Due to general partners                                   --              1,385               1,385
                                                            ----------        -----------         -----------
              Total liabilities                              1,490,755          3,216,575           4,707,330

          Partners' capital (deficit)                          348,696         (1,369,965)         (1,021,269)
                                                            ----------        -----------         -----------
              Total liabilities
                and partners' deficit                       $1,839,451        $ 1,846,610         $ 3,686,061
                                                            ==========        ===========         ===========

                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2006

                                                               Equity
                                                               Method          Suspended             Total
                                                            -----------       -----------         -----------
          Number of Local Partnerships                           1                2                    3
                                                                 =                =                    =
          Revenue:
            Rental                                          $   680,348       $   427,734         $ 1,108,082
            Other                                                28,885           155,433             184,318
                                                            -----------       -----------         -----------
              Total revenue                                     709,233           583,167           1,292,400
                                                            -----------       -----------         -----------

          Expenses:
            Operating                                           613,459           707,856           1,321,315
            Interest                                            (35,865)           40,987               5,122
            Depreciation and  amortization                      162,735           108,703             271,438
                                                            -----------       -----------         -----------
              Total expenses                                    740,329           857,546           1,597,875
                                                            -----------       -----------         -----------

          Net loss                                          $   (31,096)      $  (274,379)        $  (305,475)
                                                            ===========       ===========         ===========
          Cash distributions                                $        --       $    37,636 (1)     $    37,636
                                                            ===========       ===========         ===========

          Cash distributions recorded as income             $        --       $    37,636 (1)     $    37,636

          Partnership's share of
            Local Partnership net loss                          (30,471)         (123,933)           (154,404)

          Miscellaneous                                              --            (1,249)             (1,249)
                                                            -----------       -----------         -----------
          Share of loss from partnerships                   $   (30,471)      $   (87,546)        $  (118,017)
                                                            ===========       ===========         ===========

          (1)  Includes Troy Manor transferred in December 2006.



                                     III-21

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


          Combined balance sheets and combined statements of operations for the five Local Partnerships in which the Partnership was invested as of December 31, 2005, follow. The information is presented separately for two Local Partnerships which have investment basis (equity method), and for three Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                             COMBINED BALANCE SHEETS
                                December 31, 2005

                                                               Equity
                                                               Method            Suspended            Total
                                                            -----------         -----------        -----------
          Number of Local Partnerships                           2                  3                   5
                                                                 =                  =                   =
          Rental property, at cost, net of
            accumulated depreciation of
            $3,974,173, $3,459,741, and
            $7,433,914, respectively                        $ 2,054,975         $ 1,773,538        $ 3,828,513
          Land                                                  217,533             204,665            422,198
          Other assets                                          813,551             387,558          1,201,109
                                                            -----------         -----------        -----------
              Total assets                                  $ 3,086,059         $ 2,365,761        $ 5,451,820
                                                            ===========         ===========        ===========


          Mortgage notes payable                            $ 2,490,920         $ 3,388,145        $ 5,879,065
          Other liabilities                                     407,608             217,543            625,151
          Due to general partners                                 1,385                  --              1,385
                                                            -----------         -----------        -----------
              Total liabilities                               2,899,913           3,605,688          6,505,601

          Partners' capital (deficit)                           186,146          (1,239,927)        (1,053,781)
                                                            -----------         -----------        -----------
              Total liabilities
                and partners' capital (deficit)             $ 3,086,059         $ 2,365,761        $ 5,451,820
                                                            ===========         ===========        ===========

                                     III-22

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2005

                                                               Equity
                                                               Method            Suspended            Total
                                                            -----------         -----------        -----------
          Number of Local Partnerships                           2                  3                  5
                                                                 =                  =                  =

          Revenue:
            Rental                                          $   962,807         $   836,884        $ 1,799,691
            Other                                               425,890               7,278            433,168
                                                            -----------         -----------        -----------
              Total revenue                                   1,388,697             844,162          2,232,859
                                                            -----------         -----------        -----------

          Expenses:
            Operating                                           889,602             633,197          1,522,799
            Interest                                             20,313             126,726            147,039
            Depreciation and  amortization                      207,661             162,604            370,265
                                                            -----------         -----------        -----------
              Total expenses                                  1,117,576             922,527          2,040,103
                                                            -----------         -----------        -----------
          Net income (loss)                                 $   271,121         $   (78,365)       $   192,756
                                                            ===========         ===========        ===========
          Cash distributions                                $   273,328 (1)     $    77,065 (2)    $   350,393
                                                            ===========         ===========        ===========

          Cash distributions recorded as income             $        --         $    77,065 (2)    $    77,065

          Partnership's share of
            Local Partnership net income                        505,721 (1)              --            505,721

          Miscellaneous                                              --              (1,500)            (1,500)
                                                            -----------         -----------        -----------
          Share of income from partnerships                 $   505,721         $    75,565        $   581,286
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

     g.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net loss to taxable income
            ------------------------------------

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

                                                     For the years ended
                                                         December 31,
                                                 ----------------------------
                                                    2006              2005
                                                 ----------        ----------

     Financial statement net (loss) income       $ (305,475)       $  192,756

     Differences between financial statement
       and tax depreciation, amortization,
       and miscellaneous differences                161,464           300,448
                                                 ----------        ----------
     Taxable (loss) income                       $ (144,011)       $  493,204
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2006 and 2005, the Partnership paid $174,952 and $229,855, respectively, to the Managing General partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2006 and 2005, the Partnership paid the Managing General Partner a Management Fee of $249,996.

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

or the property it owns, payable upon the sale of an investment in a Local Partnership or the property it owns, to the extent the Managing General Partner markets and sells a property instead of a real estate broker or unrelated Local General Partner. The disposition fee on sales of partnership interests (as opposed to sales of real property) is calculated as up to five percent of the imputed sale price, which is the amount the Local Partnership's property would have to be sold for to produce the same distribution to the investors as the sale of the partnership interests. In accordance with the terms of the amended Partnership Agreement, in January 2005, the Managing General Partner was paid disposition fees in the amount of $1,210,408, related to the sales of Country Place I and II in December 2004, which were accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. In June 2005, the Managing General Partner was paid a disposition fee of $757,642, related to the sale of Mercy Terrace, which was netted against the related gain on disposition of investment in partnerships in 2005. On November 28, 2005, the Managing General Partner was paid a disposition fee of $435,000, related to the sale of the property owned by Chevy Chase, which was netted against the related gain on disposition of investment in partnerships in 2005. On December 14, 2005, the Managing General Partner was paid a disposition fee of $1,118,625, related to the sale of the property owned by Posada Vallarta, which was netted against the related gain on disposition of investment in partnerships in 2005. The Liquidation Plan provides for a Partnership Liquidation Fee in addition to the one discussed above, as explained in Note 4 below.


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

                                     III-26

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     In accordance with the terms of the Partnership Agreement as amended by the approved Plan of Liquidation and Dissolution, in January 2005, the Managing General Partner was paid disposition fees in the amount of $1,210,408, related to the sales of Country Place I and II in December 2004, which were accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2004. In June 2005, the Managing General Partner was paid a disposition fee of $757,642, related to the sale of Mercy Terrace, which was netted against the related gain on disposition of investment in partnerships in 2005. On November 28, 2005, the Managing General Partner was paid a disposition fee of $435,000, related to the sale of the property owned by Chevy Chase, which was netted against the related gain on disposition of investment in partnerships in 2005. On December 14, 2005, the Managing General Partner was paid a disposition fee of $1,118,625, related to the sale of the property owned by Posada Vallarta, which was netted against the related gain on disposition of investment in partnerships in 2005.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On January 31, 2005, the Partnership made a cash distribution of $9,582,720 ($192 per Unit) to Additional Limited Partners who were holders of record as of December 31, 2004. The distribution consisted of proceeds received from the sales of the Partnership's interests in Arrowhead, Moorings, Country Place I and Country Place II. On April 7, 2005, the Partnership made a tax distribution of $603,970 (approximately $17.50 per Unit) on behalf of Additional Limited Partners who were not residents of Maryland. On July 12, 2005, the Partnership made a cash distribution of $285,128 ($17.50 per Unit) to Additional Limited Partners who were holders of record and Maryland residents as of December 31, 2004. The distributions consisted of proceeds from the 2004 sales of Country Place I and Country Place II. On December 22, 2005, the Partnership made a cash distribution of $8,734,250 ($175 per unit) to Additional Limited Partners who were holders of record as of December 1, 2005. The distribution consisted of proceeds from the 2005 sale of the Partnership's interest in Mercy Terrace, and the 2005 sales of the properties owned by Chevy Chase and Posada Vallarta. On April 4, 2006, the Partnership made a tax distribution of $252,862 (approximately $7.20 per Unit) on behalf of Additional Limited Partners who were not residents of Ohio.

     As defined in the Partnership Agreement, after the payment of distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2006 and 2005. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

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

                                                                           For the years ended
                                                                              December 31,
                                                                       -----------------------------
                                                                          2006              2005
                                                                       -----------       -----------
Financial statement net (loss) income                                  $  (531,175)      $ 8,659,110

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                            118,894           691,299

  Differences between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer of properties          1,141,826        18,868,188
                                                                       -----------       -----------
Taxable income                                                         $   729,545       $28,218,597
                                                                       ===========       ===========


Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Fund to concentrations of credit risk consist primarily of cash. The corporation maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2006, the uninsured portion of the cash balances was $5,117,434.

                                      # # #

                                     III-28

                                EXHIBIT No. 99 b.

None.