Form 10QSB
period 2007-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2007-05-11
CIK 713571

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


                  For the quarterly period ended March 31, 2007


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2007



                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2007 and December 31, 2006........................... 1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2007 and 2006............. 2

         Statements of Cash Flows
           - for the three months ended March 31, 2007 and 2006............. 3

         Notes to Financial Statements
           - March 31, 2007 and 2006........................................ 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 12

Item 3.  Controls and Procedures............................................ 14


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 15

Item 5.  Other Information.................................................. 15

Item 6.  Exhibits........................................................... 15

Signature................................................................... 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2007            2006
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investment in partnerships held for sale ..........................................   $    385,025    $    392,643
Cash and cash equivalents .........................................................      4,809,003       4,845,857
Other assets ......................................................................         21,370         117,806
                                                                                      ------------    ------------

   Total assets ...................................................................   $  5,215,398    $  5,356,306
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      3,035,762       3,004,262
Accounts payable and accrued expenses .............................................        117,227         147,849
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,552,989       4,552,111
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (34,752,903)    (34,752,903)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................     (9,322,708)     (9,180,922)
                                                                                      ------------    ------------

      Total partners' capital .....................................................        662,409         804,195
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,215,398    $  5,356,306
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                     For the three months ended
                                                                               March 31,
                                                                     ---------------------------
                                                                         2007           2006
                                                                     ------------   ------------
Share of loss from partnerships ..................................   $    (7,618)   $   (29,372)
                                                                     -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest .....................................................        63,929         57,244
                                                                     -----------    -----------

  Expenses:
    General and administrative ...................................        69,285         71,492
    Management fee ...............................................        62,499         62,499
    Interest .....................................................        31,500         31,500
    Professional fees ............................................        34,813         29,163
                                                                     -----------    -----------

                                                                         198,097        194,654
                                                                     -----------    -----------

      Total other revenue and expenses ...........................      (134,168)      (137,410)
                                                                     -----------    -----------

Loss before additional gain on disposition
   of investment in partnerships .................................      (141,786)      (166,782)

Additional gain on disposition of investment in partnerships .....          --          102,013
                                                                     -----------    -----------

Net loss .........................................................      (141,786)       (64,769)

Accumulated losses, beginning of period ..........................    (9,180,922)    (8,649,747)
                                                                     -----------    -----------

Accumulated losses, end of period ................................   $(9,322,708)   $(8,714,516)
                                                                     ===========    ===========


Net loss allocated to General Partners (1.51%) ...................   $    (2,141)   $      (978)
                                                                     ===========    ===========

Net loss allocated to Initial and Special Limited Partners (1.49%)   $    (2,113)   $      (965)
                                                                     ===========    ===========

Net loss allocated to Additional Limited Partners (97%) ..........   $  (137,532)   $   (62,826)
                                                                     ===========    ===========

Net loss per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding ..............................   $     (2.76)   $     (1.26)
                                                                     ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                    2007            2006
                                                                                ------------   -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (141,786)   $   (64,769)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnerships .........................................         7,618         29,372
    Additional gain on disposition of investment in partnerships ............          --         (102,013)

    Changes in assets and liabilities:
      Decrease in other assets ..............................................        96,436          1,268
      Increase in accrued interest receivable on advances ...................          --             (370)
      Increase in accrued interest payable ..................................        31,500         31,500
      Decrease in accounts payable and accrued expenses .....................       (30,622)        (5,204)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................       (36,854)      (110,216)
                                                                                -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ................................          --            6,305
  Collection of sale proceeds ...............................................          --          835,824
                                                                                -----------    -----------

        Net cash provided by investing activities ...........................          --          842,129
                                                                                -----------    -----------

Net (decrease) increase in cash and cash equivalents ........................       (36,854)       731,913

Cash and cash equivalents, beginning of period ..............................     4,845,857      4,647,720
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 4,809,003    $ 5,379,633
                                                                                ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2007, and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the interim period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2006.


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

                             March 31, 2007 and 2006

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


3.   NEW ACCOUNTING PRONOUNCEMENTS

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of May 11, 2007, principal and accrued interest of $1,400,000 and $3,049,484, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property owned by Westgate and seeking the consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 for each of the three month periods ended March 31, 2007 and 2006. The accrued interest payable on the purchase money note of $3,035,762 and $3,004,262 as of March 31, 2007 and December 31, 2006, respectively, is in default.

     Due to the possible sale of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $385,025 and $392,643 as of March 31, 2007 and December 31, 2006, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

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

                                   Chevy Chase
                                   -----------

     On November 22, 2005, the property owned by Chevy Chase Park, Ltd. (Chevy Chase) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $6,814,125. The sale resulted in net gain on disposition of investment in partnerships of $5,238,173 for financial statement purposes and in total gain of

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

$7,115,800 for federal tax purposes in 2005. The Partnership accrued $23,208, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds receivable related to the sale, of which $18,909 was received in March 2006 and $4,299 was received in April 2006. In 2006, net gain on disposition of investment in partnerships was reduced by $11,604 relating to additional expenses incurred. In accordance with the terms of the Partnership Agreement, in November 2005 the Managing General Partner was paid a disposition fee of $435,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Four Winds West
                                ---------------

     As of October 31, 2006, the Partnership's interest in Four Winds West was transferred to an affiliate of the local managing general partner. The transfer resulted in loss on disposition of investment in partnerships of $12,567 for financial statement purposes and in total gain of $587,569 for federal income tax purposes. In March 2007, the Partnership received a cash distribution of $12,305, which was accrued and included in other income in the accompanying financial statements at December 31, 2006.

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

                                   Troy Manor
                                   ----------

     On December 31, 2006, the Partnership's interest in Troy Manor was transferred to an affiliate of the local managing general partner. The transfer resulted in no gain or loss for financial statement purposes and in total gain of $633,155 for federal income tax purposes. In March 2007, the Partnership received a cash distribution of $7,425 which was accrued and included in other income in the accompanying financial statements at December 31, 2006.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Assets held for sale
     --------------------

                                  Golden Acres
                                  ------------

     On April 24, 2007, a contract for the sale of the Partnership's interest in Golden Acres was signed. The Partnership's basis in Golden Acres, which totaled $0 at both March 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. There is no assurance that a sale will occur.

                                Orangewood Plaza
                                ----------------

     On December 28, 2006, a contract for the sale of the Partnership's interest in Orangewood Plaza was signed. The Partnership's basis in Orangewood Plaza, which totaled $0 at both March 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. There is no assurance that the sale will occur.

                                    Westgate
                                    --------

     See Note 4.a., above.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the three and five Local Partnerships in which the Partnership was invested as of March 31, 2007 and 2006, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                   For the three months ended
                                                                           March 31,
                                                  -----------------------------------------------------------
                                                             2007                              2006
                                                  --------------------------       --------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method        Suspended
                                                  ----------      ----------       ----------      ----------
         Number of Local Partnerships                 1               2                2               3
                                                      =               =                =               =

         Revenue:
           Rental                                 $  170,087      $   106,934      $  240,702      $  209,221
           Other                                       7,221            5,394           9,232           1,820
                                                  ----------      -----------      ----------      ----------

             Total revenue                           177,308          112,328         249,934         211,041
                                                  ----------      -----------      ----------      ----------

         Expenses:
           Operating                                 153,364          176,964         222,401         158,299
           Interest                                   (8,966)          10,247           5,078          31,682
           Depreciation and amortization              40,684           27,176          51,915          40,651
                                                  ----------      -----------      ----------      ----------

             Total expenses                          185,082          214,387         279,394         230,632
                                                  ----------      -----------      ----------      ----------

         Net loss                                 $   (7,774)     $  (102,059)     $  (29,460)     $  (19,591)
                                                  ==========      ===========      ==========      ==========

         Cash distributions                       $       --      $        --      $    6,305      $       --
                                                  ==========      ===========      ==========      ==========

         Cash distributions recorded as
           reduction of investments in
           partnerships                           $       --      $        --      $    6,305      $       --
                                                  ==========      ===========      ==========      ==========

         Partnership's share of
           Local Partnership net income               (7,618)              --         (29,002)             --

         Miscellaneous                                    --               --              --            (370)
                                                  ---------------------------      --------------------------


         Share of loss from partnerships                  $ (7,618)                        $(29,372)
                                                          ========                         ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2007 and 2006, the Partnership's share of cumulative losses to date for two of three and three of five Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,109,987 and $993,674, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


5.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $49,912 and $30,929 for the three month periods ended March 31, 2007 and 2006, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 2007 and 2006.

     In accordance with the terms of a Definitive Proxy Statement for the Liquidation and Dissolution of the Partnership, which was approved on March 22, 2004, by holders of a majority of the Units of Limited Partner Interest, the Managing General Partner may receive property disposition fees from the Partnership on the same basis as such fees may be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell Partnership properties, to the extent that CRI markets and sells the Partnership's properties instead of such persons. In January 2005, the Managing General Partner was paid disposition fees in the amount of $1,210,408 related to the sales of Country Place I and II in December 2004, which were accrued and netted against the related gain on disposition of investments in partnerships at December 31, 2004. In June 2005, the Managing General Partner was paid a disposition fee of $757,642 related to the sale of Mercy Terrace, which was netted against the related gain on disposition of investments in partnerships. On November 28, 2005, the Managing General Partner was paid a disposition fee of $435,000, related to the sale of the property owned by Chevy Chase, which was netted against the related gain on disposition of investment in partnerships in 2005. On December 14, 2005, the Managing General Partner was paid a disposition fee of $1,118,625, related to the sale of the property owned by Posada Vallarta, which was netted against the related gain on disposition of investment in partnerships in 2005.

     In addition, the Managing General Partner was authorized pursuant to the approved proxy statement to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation was approved. As the liquidation was not completed by March 22, 2007, the Managing General Partner did not earn the liquidation fee.


6.   CASH DISTRIBUTIONS

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2006. The Partnership accounts for its investments in partnerships (Local Partnerships) using the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for two Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,809,003 as of March 31, 2007, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 11, 2007, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,035,762 as of March 31, 2007, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2007, existing cash resources was adequate to support operating cash requirements. Cash and cash equivalents decreased $36,854 during the three month period ended March 31, 2007, primarily due to operating expenses paid in cash.

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

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended March 31, 2007 increased from the corresponding period in 2006, primarily due to a decrease in additional gain on disposition of investment in partnerships related to the sales of Chevy Chase and Posada Vallarta and an increase in professional fees, partially offset by decreases in share of loss from partnerships and general and administrative expenses and an increase in interest revenue. Share of loss from partnerships decreased as one property had positive investment basis in 2006, but not in 2007. Interest revenue increased due to higher rates in 2007.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2007 and 2006, did not include losses of $101,029 and $19,369, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2007.


Item 3. Controls and Procedures

     In May 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities


     See Note 3.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2007, but not reported, whether or not otherwise required by this Form 10-QSB at March 31, 2007.

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


                                  CAPITAL REALTY INVESTORS-II LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 11, 2007                           by:  /s/ H. William Willoughby
------------                                ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer