Form 10QSB
period 2007-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2007-08-10
CIK 713571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2007

                                   -----------


                         Commission file number 0-11973


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
             Organized pursuant to the Laws of the State of Maryland


                                   -----------


        Internal Revenue Service - Employer Identification No. 52-1321492

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                                   -----------


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2007


                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2007 and December 31, 2006............................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2007 and 2006......  2

         Statements of Cash Flows
           - for the six months ended June 30, 2007 and 2006................  3

         Notes to Financial Statements
           - June 30, 2007 and 2006.........................................  4

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

Item 3.  Controls and Procedures............................................ 15


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 16

Item 5.  Other Information.................................................. 16

Item 6.  Exhibits........................................................... 16

Signature................................................................... 17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                              June 30,       December 31,
                                                                2007            2006
                                                            ------------    ------------
                                                            (Unaudited)
Investment in partnerships held for sale ................   $    353,902    $    392,643
Cash and cash equivalents ...............................      4,708,401       4,845,857
Other assets ............................................         20,759         117,806
                                                            ------------    ------------

   Total assets .........................................   $  5,083,062    $  5,356,306
                                                            ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ......................   $  1,400,000    $  1,400,000
Accrued interest payable ................................      3,067,262       3,004,262
Accounts payable and accrued expenses ...................        112,614         147,849
                                                            ------------    ------------

   Total liabilities ....................................      4,579,876       4,552,111
                                                            ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ....................................          2,000           2,000
    Limited Partners ....................................     50,015,000      50,015,000
                                                            ------------    ------------

                                                              50,017,000      50,017,000

  Less:
    Accumulated distributions to partners ...............    (34,752,903)    (34,752,903)
    Offering costs ......................................     (5,278,980)     (5,278,980)
    Accumulated losses ..................................     (9,481,931)     (9,180,922)
                                                            ------------    ------------

      Total partners' capital ...........................        503,186         804,195
                                                            ------------    ------------

      Total liabilities and partners' capital ...........   $  5,083,062    $  5,356,306
                                                            ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended    For the six months ended
                                                              June 30,                     June 30,
                                                    ---------------------------   ---------------------------
                                                        2007           2006           2007           2006
                                                    ------------   ------------   ------------   ------------
Share of (loss) income from partnerships ........   $   (31,123)   $    44,105    $   (38,741)   $    14,733
                                                    -----------    -----------    -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest ....................................        63,195         60,243        127,125        117,487
                                                    -----------    -----------    -----------    -----------

  Expenses:
    General and administrative ..................        62,484         58,864        131,770        130,356
    Management fee ..............................        62,499         62,499        124,998        124,998
    Interest ....................................        31,500         31,500         63,000         63,000
    Professional fees ...........................        34,812         29,162         69,625         58,325
                                                    -----------    -----------    -----------    -----------

                                                        191,295        182,025        389,393        376,679
                                                    -----------    -----------    -----------    -----------

      Total other revenue and expenses ..........      (128,100)      (121,782)      (262,268)      (259,192)
                                                    -----------    -----------    -----------    -----------

Loss before additional (loss) gain on
  disposition of investment in partnerships .....      (159,223)       (77,677)      (301,009)      (244,459)

Additional (loss) gain on disposition of
  investment in partnerships, net of
  disposition fees ..............................          --           (3,859)          --           98,154
                                                    -----------    -----------    -----------    -----------

Net loss ........................................      (159,223)       (81,536)      (301,009)      (146,305)

Accumulated losses, beginning of period .........    (9,322,708)    (8,714,516)    (9,180,922)    (8,649,747)
                                                    -----------    -----------    -----------    -----------

Accumulated losses, end of period ...............   $(9,481,931)   $(8,796,052)   $(9,481,931)   $(8,796,052)
                                                    ===========    ===========    ===========    ===========


Net loss allocated
  to General Partners (1.51%) ...................   $    (2,404)   $    (1,231)   $    (4,545)   $    (2,209)
                                                    ===========    ===========    ===========    ===========

Net loss allocated
  to Initial and Special Limited Partners (1.49%)   $    (2,372)   $    (1,215)   $    (4,485)   $    (2,180)
                                                    ===========    ===========    ===========    ===========

Net loss allocated
  to Additional Limited Partners (97%) ..........   $  (154,447)   $   (79,090)   $  (291,979)   $  (141,916)
                                                    ===========    ===========    ===========    ===========

Net loss per unit of
  Additional Limited Partner Interest,
  based on 49,910 units outstanding .............   $     (3.09)   $     (1.58)   $     (5.85)   $     (2.84)
                                                    ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the six months ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                   2007           2006
                                                                                ------------   -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (301,009)   $  (146,305)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss (income) from partnerships ................................        38,741        (14,733)
    Additional gain on disposition of investment in partnerships ............          --          (98,154)

    Changes in assets and liabilities:
      Decrease in other assets ..............................................        97,047          1,221
      Increase in accrued interest receivable on advances ...................          --             (744)
      Increase in accrued interest payable ..................................        63,000         63,000
      Decrease in accounts payable and accrued expenses .....................       (35,235)       (44,136)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (137,456)      (239,851)
                                                                                -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ................................          --           21,918
  Collection of sale proceeds ...............................................          --          895,846
                                                                                -----------    -----------

        Net cash provided by investing activities ...........................          --          917,764
                                                                                -----------    -----------

Cash flows used in financing activities:
  Tax distribution on behalf of Additional Limited Partners .................          --         (252,862)
                                                                                -----------    -----------

Net (decrease) increase in cash and cash equivalents ........................      (137,456)       425,051

Cash and cash equivalents, beginning of period ..............................     4,845,857      4,647,720
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 4,708,401    $ 5,072,771
                                                                                ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2007, and the results of its operations for the three and six month periods ended June 30, 2007 and 2006, and its cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the interim periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

                             June 30, 2007 and 2006

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


     The Partnership was not liquidated within 36 months from the approved liquidation date of March 22, 2004, therefore no liquidation fee was taken by the Managing General Partner. The Managing General Partner is continuing towards liquidation of all the Partnership's investments.

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

                             June 30, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of August 10, 2007, principal and accrued interest of $1,400,000 and $3,080,898, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently negotiating the sale of the property owned by Westgate and seeking the consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 and $63,000 for each of the three and six month periods ended June 30, 2007 and 2006, respectively. The accrued interest payable on the purchase money note of $3,067,262 and $3,004,262 as of June 30, 2007 and December 31, 2006,
respectively, is in default.

     Due to the possible sale of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $353,902 and $392,643 as of June 30, 2007 and December 31, 2006, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

b.   Completed sales
     ---------------

                                   Chevy Chase
                                   -----------

     On November 22, 2005, the property owned by Chevy Chase Park, Ltd. (Chevy Chase) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $6,814,125. The sale resulted in net gain on disposition of investment in partnerships of $5,238,173 for financial statement purposes and a total gain of $7,115,800 for federal tax purposes in 2005. The Partnership accrued $23,208, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds receivable related to the sale, of which $18,909 was received in March 2006 and $4,299 was received in April 2006. In 2006, net gain on disposition of investment in partnerships was reduced by $11,604 relating to additional expenses incurred. In accordance with the terms of the Partnership Agreement, in November 2005 the Managing General Partner was paid a disposition fee of $435,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Four Winds West
                                 ---------------

     As of October 31, 2006, the Partnership's interest in Four Winds West was transferred to an affiliate of the local managing general partner. The transfer resulted in loss on disposition of investment in partnerships of $12,567 for financial statement purposes and a total gain of $587,569 for federal income tax purposes. In March 2007, the Partnership received a cash distribution of $12,305, which was accrued and included in other income in the accompanying financial statements at December 31, 2006.

                                 Posada Vallarta
                                 ---------------

     On December 12, 2005, the property owned by Posada Associates Limited Partnership (Posada Vallarta) was sold. Gross cash proceeds received in 2005 by the Partnership totaled $3,930,457. The sale resulted in net gain on disposition of investment in partnerships of $3,111,832 for financial statement purposes and a total gain of $13,057,662 for federal tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in December 2005 the Managing General Partner was paid a disposition fee of $1,118,625 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships. The Partnership accrued $300,000, which is included in gain on disposition of investment in partnerships in 2005, for additional sale proceeds received in March 2006. During the first quarter of 2006, the Partnership recorded gain on disposition of investment in partnerships of $113,617, of which $54,035 was received in March 2006 and $59,582 was received in April 2006. During the second quarter of 2006, gain on disposition of investment in partnerships was reduced by $3,861 relating to additional expenses incurred. During the third quarter of 2006, the Partnership recorded gain in disposition of investment in partnerships of $5,819, of which $4,989 was received in July 2006 and $830 was received in September 2006. During the fourth quarter of 2006, gain on disposition of investment in partnerships was reduced by $474.

                                   Troy Manor
                                   ----------

     On December 31, 2006, the Partnership's interest in Troy Manor was transferred to an affiliate of the local managing general partner. The transfer resulted in no gain or loss for financial statement purposes and a total gain of $633,155 for federal income tax purposes. In March 2007, the Partnership received a cash distribution of $7,425 which was accrued and included in other income in the accompanying financial statements at December 31, 2006.

c.   Assets held for sale
     --------------------

                                  Golden Acres
                                  ------------

     On April 24, 2007, a contract for the sale of the Partnership's interest in Golden Acres was signed. The Partnership's basis in Golden Acres, which totaled $0 at both June 30, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The sale is scheduled to close during the third quarter of 2007. There is no assurance that a sale will occur.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Orangewood Plaza
                                ----------------

     On December 28, 2006, a contract for the sale of the Partnership's interest in Orangewood Plaza was signed. The Partnership's basis in Orangewood Plaza, which totaled $0 at both June 30, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The sale is scheduled to close during the third quarter of 2007. There is no assurance that the sale will occur.

                                    Westgate
                                    --------

     See Note 4.a., above.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the three and five Local Partnerships in which the Partnership was invested as of June 30, 2007 and 2006, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the three months ended
                                                                             June 30,
                                                  -----------------------------------------------------------
                                                             2007                             2006
                                                  ---------------------------      --------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method        Suspended
                                                  ----------      -----------      ----------      ----------
         Number of Local Partnerships                 1               2                2               3
                                                      =               =                =               =

         Revenue:
           Rental                                 $  168,649      $   106,934      $  220,229      $  209,221
           Other                                       8,528            5,394          14,036           1,820
                                                  ----------      -----------      ----------      ----------

             Total revenue                           177,177          112,328         234,265         211,041
                                                  ----------      -----------      ----------      ----------

         Expenses:
           Operating                                 177,221          176,964         147,976         158,299
           Interest                                   (8,966)          10,247           5,078          31,682
           Depreciation and amortization              40,684           27,176          51,915          40,651
                                                  ----------      -----------      ----------      ----------

             Total expenses                          208,939          214,387         204,969         230,632
                                                  ----------      -----------      ----------      ----------

         Net (loss) income                        $  (31,762)     $  (102,059)     $   29,296      $  (19,591)
                                                  ==========      ===========      ==========      ==========

         Cash distributions                       $       --      $        --      $       --      $   15,613
                                                  ==========      ===========      ==========      ==========

         Cash distributions recorded as
           income                                 $       --      $        --      $       --      $   15,613

         Partnership's share of
           Local Partnership net
           (loss) income                             (31,123)              --          28,866              --

         Miscellaneous                                    --               --              --            (374)
                                                  ---------------------------      --------------------------

         Share of (loss) income from
           partnerships                                   $(31,123)                         $44,105
                                                          ========                          =======


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


4.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                     For the six months ended
                                                                             June 30,
                                                  -----------------------------------------------------------
                                                             2007                             2006
                                                  ---------------------------      --------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method        Suspended
                                                  ----------      -----------      ----------      ----------
         Number of Local Partnerships                 1               2                2               3
                                                      =               =                =               =

         Revenue:
           Rental                                 $  338,736      $  213,867       $  460,931      $  418,442
           Other                                      15,749          10,787           23,268           3,639
                                                  ----------      -----------      ----------      ----------

             Total revenue                           354,485         224,654          484,199         422,081
                                                  ----------      -----------      ----------      ----------

         Expenses:
           Operating                                 330,586         353,928          370,376         316,599
           Interest                                  (17,933)         20,494           10,157          63,363
           Depreciation and amortization              81,368          54,352          103,831          81,302
                                                  ----------      -----------      ----------      ----------

             Total expenses                          394,021         428,774          484,364         461,264
                                                  ----------      -----------      ----------      ----------


         Net (loss) income                        $  (39,536)     $ (204,120)      $     (165)     $  (39,183)
                                                  ==========      ==========       ==========      ==========

         Cash distributions                       $       --      $       --       $    6,305      $   15,613
                                                  ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                        $       --      $       --       $    6,305      $       --
                                                  ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                              $       --      $       --       $       --      $   15,613

         Partnership's share of Local
           Partnership net (loss) income             (38,741)             --             (136)             --

         Miscellaneous                                    --              --                --          (744)
                                                  ---------------------------      --------------------------
         Share of (loss) income from
           partnerships                                   $(38,741)                        $14,733
                                                          ========                         =======


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2007 and 2006, the Partnership's share of cumulative losses to date for two of three and three of five Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,211,015 and $1,013,042, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)

5.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $49,437 and $99,349 for the three and six month periods ended June 30, 2007, respectively, and $52,730 and $83,658 for the three and six month periods ended June 30, 2006, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended June 30, 2007 and 2006, and $124,998 for each of the six month periods ended June 30, 2007 and 2006.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


7.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2007, the uninsured portion of the cash balances was $4,922,357.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,708,401 as of June 30, 2007 is expected to be adequate to meet its current and anticipated operating cash needs. As of August 10, 2007, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,067,262 as of June 30, 2007, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2007, existing cash resources was adequate to support operating cash requirements. Cash and cash equivalents decreased $137,456 during the six month period ended June 30, 2007, primarily due to operating expenses paid in cash.

     On April 4, 2006, the Partnership made a tax distribution of $252,862 (approximately $7.20 per Unit) on behalf of Additional Limited Partners who were not residents of Ohio.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended June 30, 2007 increased from the corresponding period in 2006, primarily due to a decrease in share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by an increase in interest revenue. Share of income from partnerships decreased primarily due to higher operating expenses at two properties in 2007 and cash distribution received from a property in 2006, but not 2007, recorded as income.

     The Partnership's net loss for the six month period ended June 30, 2007 increased from the corresponding period in 2006, primarily due to a decrease in share of income from partnerships, as discussed above, a decrease in additional gain on disposition of investment in partnerships and increases in general and administrative expenses and professional fees, partially offset by an increase in interest revenue. Professional fees increased in 2007 primarily due to higher audit costs. Interest revenue increased due to higher rates.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six periods ended June 30, 2007, did not include losses of $101,028 and $202,057, respectively, compared to excluded losses of $19,368 and $38,737 for the three and six month periods ended June 30, 2006, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2007.


Item 3. Controls and Procedures

     In July 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time,

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities


     See Note 3.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2007, but not reported, whether or not otherwise required by this Form 10-QSB at June 30, 2007.

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


                            CAPITAL REALTY INVESTORS-II LIMITED
                              PARTNERSHIP
                            ----------------------------------------------------
                            (Registrant)

                            by:  C.R.I., Inc.
                                 -----------------------------------------------
                                 Managing General Partner




August 10, 2007                  by:  /s/ H. William Willoughby
---------------                       ------------------------------------------
DATE                                   H. William Willoughby,
                                       Director, President, Secretary,
                                         Principal Financial Officer,
                                         and Principal Accounting Officer