Form 10KSB
period 2007-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2008-03-31
CIK 713571

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-KSB


                                ----------------


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007


                                ----------------


                         Commission file number 0-11973

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
             Organized pursuant to the Laws of the State of Maryland


                                ----------------


        Internal Revenue Service - Employer Identification No. 52-1321492

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200


                                ----------------


                  Securities registered under Section 12(g) of
                               the Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST


                                ----------------


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $249,666.

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

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                        2007ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                         Page
                                                                         ----

                                     PART I


Item 1.  Business........................................................ I-1
Item 2.  Properties...................................................... I-3
Item 3.  Legal Proceedings............................................... I-3
Item 4.  Submission of Matters to a Vote of Security Holders............. I-3


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters .............................  II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  II-2
Item 7.  Financial Statements............................................ II-5
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure.......................  II-5
Item 8A. Controls and Procedures......................................... II-5
Item 8B. Other Information............................................... II-6


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits........................................................ III-3
Item 14. Principal Accountant Fees and Services.......................... III-4

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-7

Financial Statements..................................................... III-8

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983, when it became fully subscribed. As of December 31, 2007, 85 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 2007, the Partnership retains its investment in one Local Partnership. The Local Partnership owns a state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies and who generally remained as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retained responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     See Part I, Item 4, hereof, for a discussion of the Partnership's Plan of Liquidation and Dissolution, which was approved by a majority of the units of limited partner interest on March 22, 2004.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 22 (one remaining as of December 31,
2007)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. An affiliate of the Managing General Partner of the Partnership is a general partner in the one remaining Local Partnership. Affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnership's apartment complex.

     Although the Local Partnerships in which the Partnership remains invested owns an apartment complex that must compete in the marketplace for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of the dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complex described below which would adversely impact the Partnership.

     A schedule of the apartment complex owned by the Local Partnership in which the Partnership has an investment as of December 31, 2007, follows.


              SCHEDULE OF THE APARTMENT COMPLEX OWNED BY THE LOCAL
            PARTNERSHIP IN WHICH CAPITAL REALTY INVESTORS-II LIMITED
                        PARTNERSHIP HAS AN INVESTMENT(1)

                                                                                                  Units
                             Mortgage                                                         Authorized for     Expiration
 Name and Location          Payable at        Financed and/or Insured           Number of       Low Income           of
of Apartment Complex       12/31/07 (2)       and/or Subsidized Under          Rental Units     Subsidies       HAP Contract
--------------------       ------------    -------------------------------     ------------   --------------    ------------
Westgate Tower Apts.        $1,176,655     Michigan State Housing Develop-          148              0                 --
 Westland, MI                               ment Authority/236
                            ----------                                              ---             --
Totals (1 Property)         $1,176,655                                              148              0
                            ==========                                              ===             ==


                                                                                         Average Effective Annual
                                          Units Occupied As                                  Rental Per Unit
                                      Percentage of Total Units                            for the Years Ended
                                          As of December 31,                                    December 31,
                                ------------------------------------      ------------------------------------------------------
 Name and Location
of Apartment Complex            2007    2006     2005   2004    2003        2007        2006        2005        2004       2003
---------------------           ----    ----     ----   ----    ----      -------     -------     -------     -------    -------
Westgate Tower Apts.             95%     92%      95%    96%     91%      $ 4,743     $ 4,597     $ 4,498     $ 4,412    $ 4,033
 Westland, MI
                                ----    ----     ----   ----    ----      -------     -------     -------     -------    -------
Totals (1 Property) (1)          95%     92%      95%    96%     91%      $ 4,743     $ 4,597     $ 4,498     $ 4,412    $ 4,033
                                ===     ===      ===    ===     ===       =======     =======     =======     =======    =======

     (1) The property is a multifamily housing complex. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amount provided is the balance of the first mortgage loan payable by the Local Partnership as of December 31, 2007.

     On December 31, 2007, the Partnership's interest in Golden Acres was sold. See the notes to financial statements for additional information concerning the sale.

     On December 31, 2007, the  Partnership's  interest in Orangewood  Plaza was
sold.  See  the  notes  to  financial  statements  for  additional   information
concerning the sale.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

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


ITEM 2. PROPERTIES
        ----------

     Through its ownership of a limited partner interest in one Local Partnership, Capital Realty Investors-II Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnership. See Part I, Item 1, for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

     (b) As of March 31, 2008, there were approximately 2,965 registered holders of Units in the Partnership.

     (c) On April 4, 2006, the Partnership made a tax distribution of $252,862 (approximately $7.20 per Unit) on behalf of Additional Limited Partners who were not residents of Ohio.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its remaining investment in partnership (Local Partnership) using the equity method because the Partnership is a limited partner in the Local Partnership. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnership. Environmental and operational trends, events and uncertainties that might affect the property owned by the Local Partnership would not necessarily have a significant impact on the Partnership's application of the equity method of accounting.

                          New Accounting Pronouncement
                          ----------------------------

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

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, C.R.I., Inc. (the Managing General Partner) concentrated on transferring the source of investment yield from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Managing General Partner has received consent from the holders of a majority of the units of limited partner interest for the liquidation of the Partnership. (See Part I, Item 4.) There can be no assurance that the
Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution. The following paragraphs discuss the operations of the Partnership and the property in which it is invested during this period of liquidation.

     The Managing General Partner has sold certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to tax credit and not-for-profit purchasers. The remaining rental property owned by the Local Partnership is financed by a state housing agency. Programs developed by the agency may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the property would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the Limited Partners of the Partnership. However, it appears unlikely that a sale under any of the agency's current programs would produce sufficient cash to pay off the Partnership's purchase money note secured by its interest in the Local Partnership. Moreover, the Managing General Partner has been unable to locate a number of the holders of the note to obtain their consent to sell the property for a lesser amount. It is exploring judicial means of obtaining declaratory relief to proceed with disposition of the property.

     The Managing General Partner continues to seek strategies to deal with affordable housing requirements. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnership to develop strategies that maximize the benefits to investors.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2007, the Partnership had approximately 2,969 investors who held a total of 49,910 units of additional limited partner interest which were originally sold for the aggregate amount of $49,910,000. The Partnership originally made investments in 22 Local Partnerships, of which one remains at December 31, 2007. The Partnership's liquidity, with unrestricted cash resources of $4,588,111 as of December 31, 2007, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 31, 2008, there were no material commitments for capital expenditures.

     During 2007 and 2006, the Partnership received cash distributions of $0 and $37,636, respectively, from the Local Partnerships.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,130,262 as of December 31, 2007, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments. The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently holding the property owned by Westgate for sale and seeking consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The Managing General Partner has been unable to locate a number of the holders of the note to obtain their consent to sell the property for a lesser amount. It is exploring judicial means of obtaining declaratory relief to proceed with disposition of the property. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     The Managing General Partner has received consent from a majority of Unit Holders for the liquidation of the Partnership. (See Part I, Item 4.) It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such Liquidation. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2007, existing cash resources were adequate to support net cash used in operating activities. Cash and cash equivalents decreased $257,746 during 2007, primarily due to net cash used in operating activities. The Partnership does not expect to receive distributions from the remaining Local Partnership in future years.

     On April 4, 2006, the Partnership made a tax distribution of $252,862 (approximately $7.20 per Unit) on behalf of Additional Limited Partners who were not residents of Ohio.

                              Results of Operations
                              ---------------------

2007 Versus 2006
----------------

     The Partnership's net loss for the year ended December 31, 2007, decreased compared to 2006, primarily due to lower share of loss from partnerships, lower general and administrative expenses and lower professional fees, partially offset by decreases in other income and gain on disposition of investment in partnerships. Share of loss from partnerships decreased primarily due to the cessation of loss from one property which was sold in 2007 and increased rental income at one property. Other income decreased due to the cessation of cash flow from properties transferred in 2006. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees decreased due to lower legal cost, partially offset by higher audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2007 and 2006, did not include losses of $0 and $147,675, respectively. Distributions of $0 and $37,636, received from zero and two Local Partnerships during 2007 and 2006, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The rental revenues of the Partnership's remaining property for the five years ended December 31, 2007, follow. Rental revenue amounts have been adjusted to reflect property and interests sales and interests transferred in 2007 and in prior years.


                                                       For the years ended December 31,
                           ------------------------------------------------------------------------------------------------
                             2007                  2006                  2005                  2004                  2003
                           --------              --------              --------              --------              --------
Rental Revenue             $701,989              $680,348              $665,740              $652,980              $596,876

Annual Percentage
  Increase (decrease)                    3.2%                 2.2%                  2.0%                 9.4%



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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                     PART II
                                     -------

ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2007, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2007.

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

William B. Dockser, 71, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 61, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units), at March 31, 2008.

                                                                         % of Total
               Name and Address               Amount and Nature         Units Issued
               of Beneficial Owner         of Beneficial Ownership     and Outstanding
           -------------------------       -----------------------     ---------------
           Equity Resource,                      10,421 Units               20.9%
             Investments, LLC
           1280 Massachusetts Avenue
           4th Floor
           Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 31, 2008, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2007 and 2006, the Partnership retained Grant Thornton LLP to provide services as follows.


                                      Year Ended December 31,
                                    ----------------------------
                                      2007                2006
                                    --------            --------

         Audit fees                 $107,500            $101,444
         Audit-related fees               --                  --
         Tax fees (1)                 29,020              26,250
         All other fees                   --                  --
                                          --                  --
                                    --------            --------
             Total                  $136,520            $127,694
                                    ========            ========


         (1) Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2007 and 2006, which services it was determined did not compromise Grant Thornton LLP's independence.


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


                             CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                             -----------------------------------------------
                             (Registrant)

                             by:  C.R.I., Inc.
                                  ------------------------------------------
                                  Managing General Partner



March 31, 2008                    by:  /s/ William B. Dockser
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


March 31, 2008                    by:  /s/ H. William Willoughby
--------------                         -------------------------------------
DATE                                   H. William Willoughby,
                                       Director, President, Secretary,
                                         Principal Financial Officer and
                                         Principal Account Officer


                                     III-5

        Management's Report on Internal Control Over Financial Reporting


     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership.

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Partnership's assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership.

     Management has used the framework set forth in the report entitled "Internal Control -- Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Partnership's internal control over financial reporting. Management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

                                     III-6

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors-II Limited Partnership.


We have audited the accompanying balance sheets of Capital Realty Investors-II Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2007 and 2006 and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note A to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


/s/ Grant Thornton LLP


McLean, Virginia
March 31, 2008


                                     III-7

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                                    December 31,
                                                            ----------------------------
                                                                2007            2006
                                                            ------------    ------------
Investment in partnerships held for sale ................   $    392,458    $    392,643
Cash and cash equivalents ...............................      4,588,111       4,845,857
Other assets ............................................         31,741         117,806
                                                            ------------    ------------

   Total assets .........................................   $  5,012,310    $  5,356,306
                                                            ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL



Due on investments in partnerships ......................   $  1,400,000    $  1,400,000
Accrued interest payable ................................      3,130,262       3,004,262
Accounts payable and accrued expenses ...................        149,718         147,849
                                                            ------------    ------------

   Total liabilities ....................................      4,679,980       4,552,111
                                                            ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ....................................          2,000           2,000
    Limited Partners ....................................     50,015,000      50,015,000
                                                            ------------    ------------

                                                              50,017,000      50,017,000

  Less:
    Accumulated distributions to partners ...............    (34,752,903)    (34,752,903)
    Offering costs ......................................     (5,278,980)     (5,278,980)
    Accumulated losses ..................................     (9,652,787)     (9,180,922)
                                                            ------------    ------------

      Total partners' capital ...........................        332,330         804,195
                                                            ------------    ------------

      Total liabilities and partners' capital ...........   $  5,012,310    $  5,356,306
                                                            ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                                             For the years ended
                                                                                 December 31,
                                                                       ------------------------------
                                                                           2007               2006
                                                                       -----------        -----------
Share of loss from partnerships                                        $      (185)       $  (118,017)
                                                                       -----------        -----------
Other revenue and expenses:

  Revenue:
    Interest and other                                                     249,851            270,649
                                                                       -----------        -----------

                                                                           249,851            270,649
                                                                       -----------        -----------
  Expenses:
    Management fee                                                         249,996            249,996
    General and administrative                                             214,705            232,413
    Professional fees                                                      143,306            166,330
    Interest                                                               126,000            126,000
                                                                       -----------        -----------
                                                                           734,007            774,739
                                                                       -----------        -----------
      Total other revenue and expenses                                    (484,156)          (504,090)
                                                                       -----------        -----------

Loss before gain on disposition of investment in partnerships             (484,341)          (622,107)

Gain on disposition of investment in partnerships                           12,476             90,932
                                                                       -----------        -----------
Net loss                                                               $  (471,865)       $  (531,175)
                                                                       ===========        ===========

Net loss allocated to General Partners (1.51%)                         $    (7,125)       $    (8,021)
                                                                       ===========        ===========

Net loss allocated to Initial and Special Limited Partners (1.49%)     $    (7,031)       $    (7,914)
                                                                       ===========        ===========

Net loss allocated to Additional Limited Partners (97%)                $  (457,709)       $  (515,240)
                                                                       ===========        ===========

Net loss per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding                                    $     (9.17)       $    (10.32)
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

                                      III-9

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL



                                                                      Initial and
                                                                        Special         Additional
                                                       General          Limited          Limited
                                                      Partners          Partners         Partners             Total
                                                     ----------       ------------       ----------        -----------
Partners' (deficit) capital, January 1, 2006         $(310,037)       $(251,225)         $2,149,494         $1,588,232

  Net loss                                              (8,021)          (7,914)           (515,240)          (531,175)

  Tax distribution on behalf of
    Additional Limited Partners                             --               --            (252,862)          (252,862)
                                                     ---------        ---------          ----------        -----------

Partners' (deficit) capital, December 31, 2006        (318,058)        (259,139)          1,381,392            804,195
                                                     ---------        ---------          ----------        -----------

  Net loss                                              (7,125)          (7,031)           (457,709)          (471,865)
                                                     ---------        ---------          ----------        -----------

Partners' (deficit) capital, December 31, 2007       $(325,183)       $(266,170)         $  923,683        $   332,330
                                                     =========        =========          ==========        ===========




                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-10

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                  For the years ended
                                                                                       December 31,
                                                                                --------------------------
                                                                                    2007          2006
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (471,865)   $  (531,175)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnerships .........................................           185        118,017
    (Gain) loss on disposition of investment in partnerships ................       (12,476)        12,567
    Additional gain on disposition of investment in partnerships ............          --         (103,499)

    Changes in assets and liabilities:
      Decrease (increase) in other assets ...................................        86,065       (115,915)
      Increase in accrued interest payable ..................................       126,000        126,000
      Increase in accounts payable and accrued expenses .....................         1,869          7,426
      Increase in accrued interest receivable on advances ...................          --           (1,250)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (270,222)      (487,829)
                                                                                -----------    -----------


Cash flows from investing activities:
  Proceeds from disposition of investment in partnerships receivable ........        12,476           --
  Collection of sale proceeds receivable ....................................          --          797,693
  Additional proceeds from disposition of investment in partnerships ........          --          103,499
  Receipt of distributions from partnerships ................................          --           37,636
                                                                                -----------    -----------

        Net cash provided by investing activities ...........................        12,476        938,828
                                                                                -----------    -----------


Cash flows from financing activities:
  Tax distribution on behalf of Additional Limited Partners .................          --         (252,862)
                                                                                -----------    -----------

        Net cash used in financing activities ...............................          --         (252,862)
                                                                                -----------    -----------


Net (decrease) increase in cash and cash equivalents ........................      (257,746)       198,137

Cash and cash equivalents, beginning of year ................................     4,845,857      4,647,720
                                                                                -----------    -----------

Cash and cash equivalents, end of year ......................................   $ 4,588,111    $ 4,845,857
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

                                      III-11

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-II Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983, and shall continue until December 31, 2037, unless sooner dissolved in accordance with the terms of the Partnership Agreement. (See
     Note 1.k., below, for a discussion on the Partnership's Plan of Liquidation and Dissolution.) The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own and operate federal or state government-assisted apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income, located throughout the United States.

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

          The Partnership sold 50,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on June 20, 1983. As of December 31, 2007, 85 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2007 and 2006, the Partnership's share of cumulative losses of zero and two of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $0 and $1,008,958, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $0 and $37,636, received from zero and two Local Partnerships during 2007 and 2006, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.


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

     d.   Investment in partnerships held for sale
          ----------------------------------------

          Chowchilla Elderly Associates, Ltd. (Golden Acres) had been reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2006. The Partnership's interest in Golden Acres was sold in December 2007. Orangewood Plaza Limited Partnership (Orangewood Plaza) had been reclassified to investment in partnerships held for sale in the accompanying balance sheets at December 31, 2006. The Partnership's interest in Orangewood Plaza was sold in December 2007. Due to the possible sale of the Westgate Tower Limited Dividend Housing Associates (Westgate) property, the Partnership's investment in Westgate has been reclassified to investment in partnerships held for sale in the accompanying balance sheets at December 31, 2007 and 2006. When investments are reclassified to investment in partnerships held for sale, amortization of acquisition fees and property purchase costs are discontinued. Assets held for sale are not recorded in excess of their estimated net realizable value.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less. Interest income is recognized as earned.

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

     h.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2007 and 2006, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and the purchase money note), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     i.   Definitive Proxy Statement
          --------------------------

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

                                     III-14

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                     FOR                  AGAINST                ABSTAIN                 TOTAL
                             ------------------     ------------------     -------------------    --------------------
                             Units of               Units of               Units of                Units of
                             limited                limited                limited                 limited
                             partner                partner                partner                 partner
Description                  interest   Percent     interest   Percent     interest    Percent     interest    Percent
-----------                  --------   -------     --------   -------     --------    -------     --------    -------
Sale, dissolution and
 five percent
 Disposition Fee              28,699     57.6%       1,264       2.5%         268        0.5%       30,231      60.6%

$500,000 Partnership
 Liquidation Fee              25,841     51.8%       3,546       7.1%         844        1.7%       30,231      60.6%

Extension of
 solicitation period          27,975     56.1%       1,767       3.5%         489        1.0%       30,231      60.6%


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

     j.   Allocation of net income (loss)
          -------------------------------

          Net income (loss) is allocated based on respective partnership interest or units outstanding. The Partnership has no dilutive interests.

     k.   New accounting pronouncement
          ----------------------------

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investment in partnerships and accrued interest payable
          --------------------------------------------------------------

          As of December 31, 2007 and 2006, the Partnership held limited partner interests in one and three Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on the Partnership's investment in one Local Partnership follow.

                                     III-15

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                           December 31,
                                                   ---------------------------
                                                      2007             2006
                                                   ----------       ----------

           Purchase money note due in 2003         $1,400,000       $1,400,000

           Accrued interest payable                 3,130,262        3,004,262
                                                   ----------       ----------
                             Total                 $4,530,262       $4,404,262
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

          The purchase money note outstanding at December 31, 2007, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments (Westgate). The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently holding the property owned by Westgate for sale and seeking consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The Managing General Partner has been unable to locate a number of the holders of the note to obtain their consent to sell the property for a lesser amount. It is exploring judicial means of obtaining declaratory relief to proceed with disposition of the property. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

          Interest expense on the Partnership's Westgate purchase money note for the years ended December 31, 2007 and 2006, was $126,000 and $126,000, respectively. The accrued interest payable on the purchase money note of $3,130,262 and $3,004,262 as of December 31, 2007 and 2006, respectively, is in default.

                                    Westgate
                                    --------

          The Partnership defaulted on its one remaining purchase money note, related to Westgate, on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of March 31, 2008, principal and accrued interest of $1,400,000 and $3,161,590, respectively, were due.

          Due to the  possible  sale of the property  related to  Westgate,  the
     Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $392,458 and $392,643 as of December 31, 2007 and December 31, 2006, respectively, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets.

                                     III-16

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     b.   Interests in profits,  losses and cash distributions made by the Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 97.99% interest in profits, losses and cash distributions (as restricted by state housing agencies) (collectively, the Agencies) in the remaining Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnership. As stipulated by the Local Partnership's partnership agreement, the Local Partnership is required to make annual cash distributions from surplus cash flow, if any. During 2007 and 2006, the Partnership received cash distributions from rental operations of the Local Partnerships of $0 and $37,636, respectively. As of both December 31, 2007 and 2006, none of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies.

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

          Due to the amount payable with respect to the Westgate purchase money note, it is unlikely that there will be any sales proceeds distributable to the Partnership when the Westgate property is sold.

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

                                  Golden Acres
                                  ------------

          On December 31, 2007, the Partnership's interest in Golden Acres was sold. The sale resulted in gain on disposition of investment in partnerships of $2,476 for financial statement purposes and in gain of $922,645 for federal tax purposes. The Partnership's basis in Golden Acres, which totaled $0 at December 31, 2006, was reclassified to investment in partnerships held for sale in the accompanying balance sheets at that date.

                                Orangewood Plaza
                                ----------------

          On December 31, 2007, the Partnership's interest in Orangewood Plaza was sold. The sale resulted in gain on disposition of investment in partnerships of $10,000 for financial statement purposes and in gain of $1,330,147 for federal tax purposes. The Partnership's basis in Orangewood Plaza, which totaled $0 at December 31, 2006, was reclassified to investment in partnerships held for sale in the accompanying balance sheets at that date.

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

     e.   Asset held for sale
          -------------------

                                    Westgate
                                    --------

          See Note 2.a., above.

     f.   Summarized financial information
          --------------------------------

          The balance sheet and statement of operations for the remaining Local Partnership in which the Partnership is invested as of December 31, 2007, follow. The information for the remaining Local Partnership has investment basis (equity method).

                                  BALANCE SHEET
                                December 31, 2007


                                                                 Equity
                                                                 Method
                                                               ----------
          Number of Local Partnerships                              1
                                                                    =

          Rental property, at cost, net of accumulated
            depreciation of $3,293,518                         $1,204,071
          Land                                                    153,473
          Other assets                                            363,975
                                                               ----------

              Total assets                                     $1,721,519
                                                               ==========


          Mortgage notes payable                               $1,176,655
          Other liabilities                                       196,357
                                                               ----------

              Total liabilities                                 1,373,012

          Partners' capital                                       348,507
                                                               ----------

              Total liabilities and partners' capital          $1,721,519
                                                               ==========

                                     III-19

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued



                             STATEMENT OF OPERATIONS
                      For the year ended December 31, 2007

                                                                 Equity
                                                                 Method
                                                               ----------
          Number of Local Partnerships                              1
                                                                    =

          Revenue:
            Rental                                             $  701,989
            Other                                                  28,381
                                                               ----------

              Total revenue                                       730,370
                                                               ----------

          Expenses:
            Operating                                             606,371
            Interest                                              (39,011)
            Depreciation and  amortization                        163,199
                                                               ----------

              Total expenses                                      730,559
                                                               ----------

          Net loss                                             $     (189)
                                                               ==========

          Cash distributions                                   $       --
                                                               ==========

          Partnership's share of
            Local Partnership net loss                               (185)
                                                               ----------

          Share of loss from partnership                       $     (185)
                                                               ==========


          Combined balance sheets and combined statements of operations for the three Local Partnerships in which the Partnership was invested as of December 31, 2006, follow. The information is presented separately for one Local Partnership which has investment basis (equity method), and for two Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-20

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED BALANCE SHEETS
                           December 31, 2006

                                                    Equity
                                                    Method          Suspended         Total
                                                  ----------        ----------      -----------
     Number of Local Partnerships                      1                2                3
                                                       =                =                =

     Rental property, at cost, net of
       accumulated depreciation of
       $3,130,319, $1,669,515, and
       $4,799,834, respectively                   $1,347,896        $ 1,442,412     $ 2,790,308
     Land                                            153,473            127,960         281,433
     Other assets                                    338,082            276,238         614,320
                                                  ----------        -----------      -----------

         Total assets                             $1,839,451        $ 1,846,610     $ 3,686,061
                                                  ==========        ===========    ===========


     Mortgage notes payable                       $1,298,371        $ 2,978,929     $ 4,277,300
     Other liabilities                               192,384            236,261         428,645
     Due to general partners                              --              1,385           1,385
                                                  ----------        -----------      -----------
         Total liabilities                         1,490,755          3,216,575       4,707,330

     Partners' capital (deficit)                     348,696         (1,369,965)     (1,021,269)
                                                  ----------        -----------      -----------
         Total liabilities
           and partners' deficit                  $1,839,451        $ 1,846,610     $ 3,686,061
                                                  ==========        ===========     ===========


                   COMBINED STATEMENTS OF OPERATIONS
                 For the year ended December 31, 2006

                                                    Equity
                                                    Method          Suspended          Total
                                                  ----------        ----------      -----------
     Number of Local Partnerships                     1                2                 3
                                                      =                =                 =

     Revenue:
       Rental                                    $   680,348       $   427,734      $ 1,108,082
       Other                                          28,885           155,433          184,318
                                                 -----------       -----------      -----------

         Total revenue                               709,233           583,167        1,292,400
                                                 -----------       -----------      -----------

     Expenses:
       Operating                                     613,459           707,856        1,321,315
       Interest                                      (35,865)           40,987            5,122
       Depreciation and  amortization                162,735           108,703          271,438
                                                 -----------       -----------      -----------

         Total expenses                              740,329           857,546        1,597,875
                                                 -----------       -----------      -----------

     Net loss                                    $   (31,096)      $  (274,379)     $  (305,475)
                                                 ===========       ===========      ===========

     Cash distributions                          $        --       $    37,636 (1)  $    37,636
                                                 ===========       ===========      ===========

     Cash distributions recorded as income       $        --       $    37,636 (1)  $    37,636

     Partnership's share of
       Local Partnership net loss                    (30,471)         (123,933)        (154,404)

     Interest on advance                                  --            (1,249)          (1,249)
                                                 -----------       -----------      -----------

     Share of loss from partnerships             $   (30,471)      $   (87,546)     $  (118,017)
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

     g.   Reconciliation of the Local Partnerships' financial statement net
          -----------------------------------------------------------------
            loss to taxable income
            ----------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by the Internal Revenue Code and underlying regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable loss follows.

                                                        For the years ended
                                                            December 31,
                                                     --------------------------
                                                        2007            2006
                                                     ----------      ----------

          Financial statement net loss               $     (189)     $ (305,475)

          Differences between financial statement
            and tax depreciation, amortization,
            and miscellaneous differences               214,453         161,464
                                                     ----------      ----------

          Taxable income (loss)                      $  214,264      $ (144,011)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2007 and 2006, the Partnership paid $175,260 and $174,952, respectively, to the Managing General partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The

                                     III-22

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

For each of the years ended December 31, 2007 and 2006, the Partnership paid the Managing General Partner a Management Fee of $249,996.

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

     Notwithstanding any other provision of this Agreement to the contrary and in addition to the foregoing, the Managing General Partner was authorized pursuant to the approved proxy statement to receive a partnership liquidation fee of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation was approved. As the liquidation was not completed by March 22, 2007, the Managing General Partner did not earn the liquidation fee.

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

     As defined in the Partnership Agreement, after the payment of the distribution described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2007 and 2006. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME


     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by the Internal Revenue Code and underlying regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of income or losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.g.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net loss to taxable income follows.

                                                               For the years ended
                                                                   December 31,
                                                             -----------------------------
                                                                2007              2006
                                                             -----------       -----------
Financial statement net loss                                 $  (471,865)      $  (531,175)

Adjustments:
  Differences between financial statement net
    income and taxable income related to the
    Partnership's equity in the Local Partnerships'
    income or losses and accrued expenses                        364,508           118,894

  Differences between financial statement gain
    (loss) and tax gain (loss) from the sale or
    transfer of properties                                     2,240,316         1,141,826
                                                             -----------       -----------

Taxable income                                               $ 2,132,959       $   729,545
                                                             ===========       ===========

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, the uninsured portion of the cash balances was $4,711,195.

                                      # # #

                                     III-25

                                EXHIBIT No. 99 b.

None.