Form 10KSB/A
period 2007-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2008-04-01
CIK 713571

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-KSB/A


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [X]

State issuer's revenues for its most recent fiscal year $249,666.

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

                        2007ANNUAL REPORT ON FORM 10-KSB/A

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB/A at December 31, 2007. The Partnership accounts for its remaining investment in partnership (Local Partnership) using the equity method because the Partnership is a limited partner in the Local Partnership. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnership. Environmental and operational trends, events and uncertainties that might affect the property owned by the Local Partnership would not necessarily have a significant impact on the Partnership's application of the equity method of accounting.

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

                                     PART II
                                     -------

ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2007, but not reported, whether or not otherwise required by this Form 10-KSB/A at December 31, 2007.

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