Form 10-Q
period 2008-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2008-05-14
CIK 713571

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------


                                    FORM 10-Q


                                -----------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008


                                -----------------


                         Commission file number 0-11973

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
             Organized pursuant to the Laws of the State of Maryland


                                -----------------


        Internal Revenue Service - Employer Identification No. 52-1321492

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200


                                -----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2008



                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2008 and December 31, 2007........................... 1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2008 and 2007............. 2

         Statements of Cash Flows
           - for the three months ended March 31, 2008 and 2007............. 3

         Notes to Financial Statements
           - March 31, 2008 and 2007........................................ 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 10

Item 4.  Controls and Procedures............................................ 12


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 13

Item 5.  Other Information.................................................. 13

Item 6.  Exhibits........................................................... 13

Signature................................................................... 14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                              March 31,     December 31,
                                                                2008            2007
                                                            -------------   ------------
                                                             (Unaudited)
Investment in partnership held for sale .................   $    392,412    $    392,458
Cash and cash equivalents ...............................      4,491,443       4,588,111
Other assets ............................................         13,136          31,741
                                                            ------------    ------------

    Total assets ........................................   $  4,896,991    $  5,012,310
                                                            ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL



Due on investment in partnership ........................   $  1,400,000    $  1,400,000
Accrued interest payable ................................      3,161,762       3,130,262
Accounts payable and accrued expenses ...................        145,961         149,718
                                                            ------------    ------------

    Total liabilities ...................................      4,707,723       4,679,980
                                                            ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ....................................          2,000           2,000
    Limited Partners ....................................     50,015,000      50,015,000
                                                            ------------    ------------

                                                              50,017,000      50,017,000
                                                            ------------    ------------

Less:
  Accumulated distributions to partners .................    (34,752,903)    (34,752,903)
  Offering costs ........................................     (5,278,980)     (5,278,980)
  Accumulated losses ....................................     (9,795,849)     (9,652,787)
                                                            ------------    ------------

    Total partners' capital .............................        189,268         332,330
                                                            ------------    ------------

    Total liabilities and partners' capital .............   $  4,896,991    $  5,012,310
                                                            ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                     For the three months ended
                                                                               March 31,
                                                                     ---------------------------
                                                                        2008            2007
                                                                     -----------    -----------
Share of loss from partnership ...................................   $       (46)   $    (7,618)
                                                                     -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest .....................................................        45,286         63,929
                                                                     -----------    -----------

  Expenses:
    General and administrative ...................................        71,128         69,285
    Management fee ...............................................        62,499         62,499
    Interest .....................................................        31,500         31,500
    Professional fees ............................................        23,175         34,813
                                                                     -----------    -----------

                                                                         188,302        198,097
                                                                     -----------    -----------

      Total other revenue and expenses ...........................      (143,016)      (134,168)
                                                                     -----------    -----------

Net loss .........................................................      (143,062)      (141,786)

Accumulated losses, beginning of period ..........................    (9,652,787)    (9,180,922)
                                                                     -----------    -----------

Accumulated losses, end of period ................................   $(9,795,849)   $(9,322,708)
                                                                     ===========    ===========


Net loss allocated to General Partners (1.51%) ...................   $    (2,160)   $    (2,141)
                                                                     ===========    ===========

Net loss allocated to Initial and Special Limited Partners (1.49%)   $    (2,132)   $    (2,113)
                                                                     ===========    ===========

Net loss allocated to Additional Limited Partners (97%) ..........   $  (138,770)   $  (137,532)
                                                                     ===========    ===========

Net loss per unit of Additional Limited Partner Interest,
  Based on 49,910 units outstanding ..............................   $     (2.78)   $     (2.76)
                                                                     ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                     2008          2007
                                                                                ------------   -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (143,062)   $  (141,786)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnership ..........................................            46          7,618

    Changes in assets and liabilities:
      Decrease in other assets ..............................................        18,605         96,436
      Increase in accrued interest payable ..................................        31,500         31,500
      Decrease in accounts payable and accrued expenses .....................        (3,757)       (30,622)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................       (96,668)       (36,854)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................       (96,668)       (36,854)

Cash and cash equivalents, beginning of period ..............................     4,588,111      4,845,857
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 4,491,443    $ 4,809,003
                                                                                ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2008, and the results of its operations and its cash flows for the three month periods ended March 31, 2008 and 2007. The results of operations for the interim period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2007.


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

(2) The amendment of the Partnership's Limited Partnership Agreement to permit CRI to be eligible to receive a partnership liquidation fee in the amount of $500,000, payable only if the Managing General Partner is successful in liquidating all of the Partnership' s investments within 36 months from the date the liquidation is approved [March 22,2004], in recognition that one or more of the properties in which the Partnership holds an interest might not be saleable to parties not affiliated with the respective Local Partnership due to the amount and/or terms of their current indebtedness (the "Partnership Liquidation Fee"); and

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2.   PLAN OF LIQUIDATION AND DISSOLUTION - Continued

(3) To authorize the Managing General Partner, in its sole discretion, to elect to extend the period during which Consents of Limited Partners may be solicited and voted, but not beyond sixty (60) days from the date that the Consent Solicitation Statement was sent to the Limited Partners.

The maters for which consent was solicited are collectively referred to as the "Liquidation."

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


3. INVESTMENTS IN PARTNERSHIPS

a.   Due on investment in partnerships and accrued interest payable
     --------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of May 14, 2008, principal and accrued interest of $1,400,000 and $3,180,180, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently holding the property owned by Westgate for sale and seeking the consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The Managing General Partner has been unable to locate a number of the holders of the note to obtain their consent to sell the property for a lesser amount. It is exploring judicial means of obtaining declaratory relief to proceed with disposition of the property. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 for each of the three month periods ended March 31, 2008 and 2007. The accrued interest payable on the purchase money note of $3,161,762 and $3,130,262 as of March 31, 2008 and December 31, 2007, respectively, is in default.

     Due to the possible sale of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $392,412 and $392,458 as of March 31, 2008 and December 31, 2007, respectively, has been reclassified to investment in partnership held for sale in the accompanying balance sheets.

b.   Completed sales and transfer
     ----------------------------

                                 Four Winds West
                                 ---------------

     As of October 31, 2006, the Partnership's interest in Four Winds West Company Ltd. (Four Winds West) was transferred to an affiliate of the local managing general partner. The transfer resulted in loss on disposition of investment in partnerships of $ 12,567 for financial statement purposes and in total gain of $587,569 for federal income tax purposes. In March 2007, the Partnership received a cash distribution of $12,305, which was accrued and included in other income in the accompanying financial statements at December 31, 2006.

                                  Golden Acres
                                  ------------

     On December 31, 2007,  the  Partnership's  interest in  Chowchilla  Elderly
Associates, Ltd. (Golden Acres) was sold. The sale resulted in gain on disposition of investment in partnerships of $2,476 for financial statement purposes and in gain of $922,645 for federal tax purposes.

                                      -6-
                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                Orangewood Plaza
                                ----------------

     On December 31, 2007, the Partnership's interest in Orangewood Plaza Limited Partnership (Orangewood Plaza) was sold. The sale resulted in gain on disposition of investment in partnerships of $10,000 for financial statement purposes and in gain of $1,330,147 for federal tax purposes.

c.   Asset held for sale
     -------------------

                                    Westgate
                                    --------

     See Note 3.a., above.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the one and three Local Partnerships in which the Partnership was invested as of March 31, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   For the three months ended
                                                           March 31,
                                            ---------------------------------------
                                               2008                  2007
                                            ---------       -----------------------
                                              Equity         Equity
                                              Method         Method       Suspended
                                            ---------       ---------     ---------
Number of Local Partnerships                      1              1              2
                                                  =              =              =

Revenue:
  Rental                                    $ 175,497       $ 170,087     $ 106,934
  Other                                         7,095           7,221         5,394
                                            ---------       ---------     ---------

    Total revenue                             182,592         177,308       112,328
                                            ---------       ---------     ---------

Expenses:
  Operating                                   151,593         153,364       176,964
  Interest                                     (9,753)         (8,966)       10,247
  Depreciation and amortization                40,800          40,684        27,176
                                            ---------       ---------     ---------

    Total expenses                            182,640         185,082       214,387
                                            ---------       ---------     ---------

Net loss                                    $     (48)      $  (7,774)    $(102,059)
                                            =========       =========     =========

Partnership's share of
  Local Partnership net loss                      (46)         (7,618)            --
                                            ---------       ------------------------

Share of loss from partnerships             $     (46)              $ (7,618)
                                            =========               ========

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2008 and 2007, the Partnership's share of cumulative losses to date for zero of one and two of three Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $0 and $1,109,987, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2008 and 2007, the Partnership paid $43,682 and $49,912, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 2008 and 2007.

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


5.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2008, the uninsured portion of the cash balances was $4,621,989.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its remaining investment in partnership (Local Partnership) using the equity method because the Partnership is a limited partner in the Local Partnership. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnership. Environmental and operational trends, events and uncertainties that might affect the property owned by the Local Partnership would not necessarily have a significant impact on the Partnership's application of the equity method of accounting.

                       Plan of Liquidation and Dissolution
                       -----------------------------------

     On February 4,2004, the Partnership filed a Definitive Proxy Statement, pursuant to Section 14(a) of the Securities Exchange Act of 1934, to solicit consent for, among other things, the sale of all of the Partnership' s assets and the dissolution of the Partnership pursuant to a Plan of Liquidation and Dissolution. As of the voting deadline, March 22, 2004, the holders of 28,699 units of limited partner interest (57.6%) voted "for" such sale and dissolution.

                                     General
                                     -------

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


     The Managing General Partner continues to seek strategies to deal with affordable housing requirements. While the Managing General Partner cannot predict the outcome at this time, the Managing General Partner will continue to work with the Local Partnership to develop strategies that maximize the benefits to investors.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,491,443 as of March 31, 2008, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 14, 2008, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,161,762 as of March 31, 2008, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments. The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently holding the property owned by Westgate for sale and seeking the consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The Managing General Partner has been unable to locate a number of the holders of the note to obtain their consent to sell the property for a lesser amount. It is exploring judicial means of obtaining declaratory relief to proceed with disposition of the property. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2008, existing cash resources was adequate to support operating cash requirements. Cash and cash equivalents decreased $96,668 during the three month period ended March 31, 2008, primarily due to operating expenses paid in cash.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended March 31, 2008 increased from the corresponding period in 2007, primarily due to decreased interest revenue and increased general and administrative expenses, partially offset by decreased share of loss from partnership and a decrease in professional fees. Interest revenue decreased due to lower cash and cash equivalent balances in 2008. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Share of loss from partnership decreased primarily due to higher rental revenue at the remaining property. Professional fees decreased primarily due to lower audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2008 and 2007, did not include losses of $0 and $101,029, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2008.

     Certain states may assert claims against the Partnership for failure to withhold and remit state income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state tax and/or to pay statutory partnership filing fees. The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisors as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.


Item 4. Controls and Procedures

     In April 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time,

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 3. a. of the notes to  financial  statements  contained in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2008, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2008.

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

All other Items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                               CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP
                               -------------------------------------------------
                               (Registrant)

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    Managing General Partner



May 14, 2008                        by:  /s/ H. William Willoughby
------------                             ---------------------------------------
DATE                                     H. William Willoughby,
                                         Director, President, Secretary,
                                           Principal Financial Officer,
                                           and Principal Accounting Officer