Form 10-Q
period 2008-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2008-08-11
CIK 713571

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------



                                    FORM 10-Q


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008


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

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|          No  |X|
--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2008



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2008 and December 31, 2007..........................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2008 and 2007....  2

         Statements of Cash Flows
           - for the six months ended June 30, 2008 and 2007..............  3

         Notes to Financial Statements
           - June 30, 2008 and 2007.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 11

Item 4.  Controls and Procedures.......................................... 13


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................. 14

Item 5.  Other Information................................................ 14

Item 6.  Exhibits......................................................... 15

Signature................................................................. 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                      June 30,      December 31,
                                                                        2008           2007
                                                                    ------------    -----------
                                                                     (Unaudited)
Investment in partnership held for sale ............................$    389,668    $    392,458
Cash and cash equivalents ..........................................   4,318,035       4,588,111
Other assets .......................................................       9,237          31,741
                                                                    ------------    ------------

    Total assets ...................................................$  4,716,940    $  5,012,310
                                                                    ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL




Due on investment in partnership ...................................$  1,400,000    $  1,400,000
Accrued interest payable ...........................................   3,193,262       3,130,262
Accounts payable and accrued expenses ..............................      82,340         149,718
                                                                    ------------    ------------

    Total liabilities ..............................................   4,675,602       4,679,980
                                                                    ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ...............................................       2,000           2,000
    Limited Partners ...............................................  50,015,000      50,015,000
                                                                    ------------    ------------

                                                                      50,017,000      50,017,000
                                                                    ------------    ------------

Less:
  Accumulated distributions to partners ............................ (34,752,903)    (34,752,903)
  Offering costs ...................................................  (5,278,980)     (5,278,980)
  Accumulated losses ...............................................  (9,943,779)     (9,652,787)
                                                                    ------------    ------------

    Total partners' capital ........................................      41,338         332,330
                                                                    ------------    ------------

    Total liabilities and partners' capital ........................$  4,716,940    $  5,012,310
                                                                    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended     For the six months ended
                                                              June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2008           2007           2008           2007
                                                    ------------   ------------   ------------   ------------
Share of loss from partnerships .................   $    (2,744)   $   (31,123)   $    (2,790)   $   (38,741)
                                                    -----------    -----------    -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest ....................................        30,528         63,195         75,814        127,125
                                                    -----------    -----------    -----------    -----------

  Expenses:
    General and administrative ..................        58,540         62,484        129,668        131,770
    Management fee ..............................        62,499         62,499        124,998        124,998
    Interest ....................................        31,500         31,500         63,000         63,000
    Professional fees ...........................        23,175         34,812         46,350         69,625
                                                    -----------    -----------    -----------    -----------

                                                        175,714        191,295        364,016        389,393
                                                    -----------    -----------    -----------    -----------

      Total other revenue and expenses ..........      (145,186)      (128,100)      (288,202)      (262,268)
                                                    -----------    -----------    -----------    -----------

Net loss ........................................      (147,930)      (159,223)      (290,992)      (301,009)

Accumulated losses, beginning of period .........    (9,795,849)    (9,322,708)    (9,652,787)    (9,180,922)
                                                    -----------    -----------    -----------    -----------

Accumulated losses, end of period ...............   $(9,943,779)   $(9,481,931)   $(9,943,779)   $(9,481,931)
                                                    ===========    ===========    ===========    ===========

Net loss allocated
  to General Partners (1.51%) ...................   $    (2,234)   $    (2,404)   $    (4,394)   $    (4,545)
                                                    ===========    ===========    ===========    ===========

Net loss allocated
  to Initial and Special Limited Partners (1.49%)   $    (2,204)   $    (2,372)   $    (4,336)   $    (4,485)
                                                    ===========    ===========    ===========    ===========

Net loss allocated
  to Additional Limited Partners (97%) ..........   $  (143,492)   $  (154,447)   $  (282,262)   $  (291,979)
                                                    ===========    ===========    ===========    ===========

Net loss per unit of
  Additional Limited Partner Interest,
  based on 49,910 units outstanding .............   $     (2.88)   $     (3.09)   $     (5.66)   $     (5.85)
                                                    ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the six months ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                     2008          2007
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................   $  (290,992)   $  (301,009)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnerships .........................................         2,790         38,741

    Changes in assets and liabilities:
      Decrease in other assets ..............................................        22,504         97,047
      Increase in accrued interest payable ..................................        63,000         63,000
      Decrease in accounts payable and accrued expenses .....................       (67,378)       (35,235)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (270,076)      (137,456)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (270,076)      (137,456)

Cash and cash equivalents, beginning of period ..............................     4,588,111      4,845,857
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 4,318,035    $ 4,708,401
                                                                                ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2008, and the results of its operations for the three and six month periods ended June 30, 2008 and 2007, and its cash flows for the six month periods ended June 30, 2008 and 2007. The results of operations for the interim periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

                             June 30, 2008 and 2007

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

                                    FOR                  AGAINST                ABSTAIN                 TOTAL
                             ------------------     ------------------     --------------------    -------------------
                             Units of               Units of               Units of                Units of
                             limited                limited                limited                 limited
                             partner                partner                partner                 partner
Description                  interest   Percent     interest   Percent     interest    Percent     interest    Percent
-----------                  --------   -------     --------   -------     --------    -------     --------    -------
Sale, dissolution and
  five percent
  Disposition Fee             28,699     57.6%       1,264       2.5%         268        0.5%       30,231      60.6%

$500,000 Partnership
  Liquidation Fee             25,841     51.8%       3,546       7.1%         844        1.7%       30,231      60.6%

Extension of
  solicitation period         27,975     56.1%       1,767       3.5%         489        1.0%       30,231      60.6%


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


3.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investment in partnerships and accrued interest payable
     --------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492,

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

respectively. As of August 11, 2008, principal and accrued interest of $1,400,000 and $3,207,377, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner is currently holding the property owned by Westgate for sale and seeking the consent of the noteholders to accept the proceeds from such sale as a discounted payoff of the purchase money note's principal and accrued interest. The Managing General Partner has been unable to locate a number of the holders of the note to obtain their consent to sell the property for a lesser amount. It is exploring judicial means of obtaining declaratory relief to proceed with disposition of the property. The discounted payoff would result in cancellation of indebtedness income to the Limited Partners, which would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a sale of Westgate and discounted payoff of the purchase money note will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 and $63,000 for each of the three and six month periods ended June 30, 2008 and 2007, respectively. The accrued interest payable on the purchase money note of $3,193,262 and $3,130,262 as of June 30, 2008 and December 31, 2007,
respectively, is in default.

     Due to the possible sale of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $389,668 and $392,458 as of June 30, 2008 and December 31, 2007, respectively, has been reclassified to investment in partnership held for sale in the accompanying balance sheets.

b.   Completed sales
     ---------------

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

c.   Asset held for sale
     -------------------

                                    Westgate
                                    --------

     See Note 3.a., above.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the one and three Local Partnerships in which the Partnership was invested as of June 30, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       For the three months ended
                                                                                 June 30,
                                                          ---------------------------------------------------
                                                            2008                               2007
                                                          ---------------------------------------------------
                                                            Equity                   Equity
                                                            Method                   Method        Suspended
                                                          ----------               ----------      ----------
         Number of Local Partnerships                         1                        1               2
                                                              =                        =               =

         Revenue:
           Rental                                         $  151,141               $  168,649      $   106,934
           Other                                              26,174                    8,528            5,394
                                                          ----------               ----------      -----------

             Total revenue                                   177,315                  177,177          112,328
                                                          ----------               ----------      -----------

         Expenses:
           Operating                                         149,068                  177,221          176,964
           Interest                                           (9,753)                  (8,966)          10,247
           Depreciation and amortization                      40,800                   40,684           27,176
                                                          ----------               ----------      -----------

             Total expenses                                  180,115                  208,939          214,387
                                                          ----------               ----------      -----------

         Net loss                                             (2,800)              $  (31,762)     $  (102,059)
                                                          ----------               ==========      ===========

         Cash distributions                               $       --               $       --      $        --
                                                          ==========               ==========      ===========

         Partnership's share of
           Local Partnership net loss                         (2,744)                 (31,123)              --
                                                          ----------               ---------------------------

         Share of loss from partnerships                  $   (2,744)                       $(31,123)
                                                          ==========                        ========


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                       For the six months ended
                                                                               June 30,
                                                          ---------------------------------------------------
                                                             2008                             2007
                                                          ---------------------------------------------------
                                                            Equity                   Equity
                                                            Method                   Method        Suspended
                                                          ----------               ----------      ----------
         Number of Local Partnerships                         1                        1               2
                                                              =                        =               =

         Revenue:
           Rental                                         $  326,638               $  338,736      $  213,867
           Other                                              33,269                   15,749          10,787
                                                          ----------               ----------      ----------

             Total revenue                                   359,907                  354,485         224,654
                                                          ----------               ----------      ----------

         Expenses:
           Operating                                         300,660                  330,586         353,928
           Interest                                          (19,506)                 (17,933)         20,494
           Depreciation and amortization                      81,600                   81,368          54,352
                                                          ----------               ----------      ----------

             Total expenses                                  362,754                  394,021         428,774
                                                          ----------               ----------      ----------


         Net loss                                         $   (2,847)              $  (39,536)     $ (204,120)
                                                          ==========               ==========      ==========

         Cash distributions                               $       --               $       --      $       --
                                                          ==========               ==========      ==========

         Partnership's share of Local
           Partnership net loss                               (2,790)                 (38,741)             --
                                                          ----------               --------------------------

         Share of loss from partnerships                  $   (2,790)                       $(38,741)
                                                          ==========                        ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2008 and 2007, the Partnership's share of cumulative losses to date for zero of one and two of three Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $0 and $1,211,015, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $62,647 and $106,329 for the three and six month periods ended June 30, 2008, respectively, and $49,437 and $99,349 for the three and six month periods ended June 30, 2007, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended June 30, 2008 and 2007, and $124,998 for each of the six month periods ended June 30, 2008 and 2007.

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


5.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2008, the uninsured portion of the cash balances was $4,431,966.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10- KSB at December 31, 2007. The Partnership accounts for its remaining investment in partnership (Local Partnership) using the equity method because the Partnership is a limited partner in the Local Partnership. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnership. Environmental and operational trends, events and uncertainties that might affect the property owned by the Local Partnership would not necessarily have a significant impact on the Partnership's application of the equity method of accounting.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,318,035 as of June 30, 2008, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 11, 2008, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,193,262 as of June 30, 2008, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


For the six month period ended June 30, 2008, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $270,076 during the six month period ended June 30, 2008, primarily due to operating expenses paid in cash.

                             Results of Operations
                             ---------------------

     The Partnership's net loss for the three month period ended June 30, 2008 decreased from the corresponding period in 2007, primarily due to decreases in share of loss from partnership, general and administrative expenses and professional fees, partially offset by a decrease in interest revenue. Share of loss from partnership decreased primarily due to lower operating expenses at the remaining property. Professional fees decreased primarily due to lower audit costs. Interest revenue decreased due to lower cash and cash equivalent balances in 2008.

     The Partnership's net loss for the six month period ended June 30, 2008 decreased from the corresponding period in 2007, primarily due to decreases in share of loss from partnership, general and administrative expenses and professional fees, partially offset by a decrease in interest revenue, all as stated above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnership, does not record losses from the Local Partnership in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnership. As a result, the Partnership's share of income from partnerships for the three month periods ended June 30, 2008, did not include losses of $0 and $0, respectively, compared to excluded losses of $101,028 and $202,057 for the three and six month periods ended June 30, 2007, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2008.

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


Item 4. Controls and Procedures

     In July 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 3. a. of the notes to  financial  statements  contained in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2008, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2008.

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

                                 by:  C.R.I., Inc.
                                      ------------------------------------------
                                      Managing General Partner



August 11, 2008                       by:  /s/ H. William Willoughby
---------------                            -------------------------------------
DATE                                       H. William Willoughby,
                                           Director, President, Secretary,
                                             Principal Financial Officer,
                                             and Principal Accounting Officer