Form 10-Q
period 2008-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2008-11-10
CIK 713571

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

                For the quarterly period ended September 30, 2008


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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008



                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2008 and December 31, 2007.....................  1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended
             September 30, 2008 and 2007..................................  2

         Statements of Cash Flows
           - for the nine months ended September 30, 2008 and 2007........  3

         Notes to Financial Statements
           - September 30, 2008 and 2007..................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 10

Item 4.  Controls and Procedures.......................................... 12


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................. 13

Item 5.  Other Information................................................ 13

Item 6.  Exhibits......................................................... 14

Signature................................................................. 15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS





                                                                                          September 30,   December 31,
                                                                                              2008            2007
                                                                                          ------------    ------------
                                                                                          (Unaudited)
Investment in partnership held for sale or transfer ...................................   $    360,936    $    392,458
Cash and cash equivalents .............................................................      4,235,003       4,588,111
Other assets ..........................................................................          9,023          31,741
                                                                                          ------------    ------------

    Total assets ......................................................................   $  4,604,962    $  5,012,310
                                                                                          ============    ============


                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL




Due on investment in partnership ......................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..............................................................      3,224,762       3,130,262
Accounts payable and accrued expenses .................................................         84,317         149,718
                                                                                          ------------    ------------

    Total liabilities .................................................................      4,709,079       4,679,980
                                                                                          ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..................................................................          2,000           2,000
    Limited Partners ..................................................................     50,015,000      50,015,000
                                                                                          ------------    ------------

                                                                                            50,017,000      50,017,000
                                                                                          ------------    ------------

Less:
  Accumulated distributions to partners ...............................................    (34,752,903)    (34,752,903)
  Offering costs ......................................................................     (5,278,980)     (5,278,980)
  Accumulated losses ..................................................................    (10,089,234)     (9,652,787)
                                                                                          ------------    ------------

    Total partners' (deficit) capital .................................................       (104,117)        332,330
                                                                                          ------------    ------------

    Total liabilities and partners' (deficit) capital .................................   $  4,604,962    $  5,012,310
                                                                                          ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended      For the nine months ended
                                                           September 30,                    September 30,
                                                    ----------------------------    ---------------------------
                                                        2008             2007           2008            2007
                                                    ------------    ------------    ------------    ------------
Share of loss from partnerships .................   $    (28,732)   $     (1,197)   $    (31,522)   $    (39,938)
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................         27,548          62,760         103,362         189,885
                                                    ------------    ------------    ------------    ------------

  Expenses:
    Management fee ..............................         62,499          62,499         187,497         187,497
    General and administrative ..................         39,331          50,868         168,999         182,638
    Interest ....................................         31,500          31,500          94,500          94,500
    Professional fees ...........................         10,941          41,813          57,291         111,438
                                                    ------------    ------------    ------------    ------------

                                                         144,271         186,680         508,287         576,073
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (116,723)       (123,920)       (404,925)       (386,188)
                                                    ------------    ------------    ------------    ------------

Net loss ........................................       (145,455)       (125,117)       (436,447)       (426,126)

Accumulated losses, beginning of period .........     (9,943,779)     (9,481,931)     (9,652,787)     (9,180,922)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(10,089,234)   $ (9,607,048)   $(10,089,234)   $ (9,607,048)
                                                    ============    ============    ============    ============

Net loss allocated
  to General Partners (1.51%) ...................   $     (2,196)   $     (1,889)   $     (6,590)   $     (6,435)
                                                    ============    ============    ============    ============

Net loss allocated
  to Initial and Special Limited Partners (1.49%)   $     (2,167)   $     (1,864)   $     (6,503)   $     (6,349)
                                                    ============    ============    ============    ============

Net loss allocated
  to Additional Limited Partners (97%) ..........   $   (141,092)   $   (121,364)   $   (423,354)   $   (413,342)
                                                    ============    ============    ============    ============

Net loss per unit of
  Additional Limited Partner Interest,
  based on 49,910 units outstanding .............   $      (2.83)   $      (2.43)   $      (8.48)   $      (8.28)
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the nine months ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    2008           2007
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................   $  (436,447)   $  (426,126)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnerships .........................................        31,522         39,938

    Changes in assets and liabilities:
      Decrease in other assets ..............................................        22,718         97,342
      Increase in accrued interest payable ..................................        94,500         94,500
      (Decrease) increase in accounts payable and accrued expenses ..........       (65,401)        19,127
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (353,108)      (175,219)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (353,108)      (175,219)

Cash and cash equivalents, beginning of period ..............................     4,588,111      4,845,857
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 4,235,003    $ 4,670,638
                                                                                ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 2008, and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and its cash flows and partners' (deficit) capital for the nine month periods ended September 30, 2008 and 2007. The results of operations for the interim periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2007 annual report on Form 10-KSB.


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

                           September 30, 2008 and 2007

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



     The Partnership was not liquidated within 36 months from the approved liquidation date of March 22, 2004, therefore no Partnership Liquidation Fee was taken. The Managing General Partner is continuing towards liquidation of all the Partnership's investments.

     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


3.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investment in partnerships and accrued interest payable
     --------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492,

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

respectively. As of November 10, 2008, principal and accrued interest of $1,400,000 and $3,238,705, respectively, were due. The Managing General Partner is currently working with representatives of the purchase money note holders for the assignment of the Partnership's interest in Westgate in satisfaction of the purchase money note. The gain on this assignment would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that such a transfer will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 and $94,500 for each of the three and nine month periods ended September 30, 2008 and 2007, respectively. The accrued interest payable on the purchase money note of $3,224,762 and $3,130,262 as of September 30, 2008 and December 31, 2007, respectively, is in default.

     Due to the possible assignment of the interest related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $360,936 and $392,458 as of September 30, 2008 and December 31, 2007, respectively, has been reclassified to investment in partnership held for sale or transfer in the accompanying balance sheets.

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

c.   Asset held for sale or transfer
     -------------------------------

                                    Westgate
                                    --------

     See Note 3.a., above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the one and three Local Partnerships in which the Partnership was invested as of September 30, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have positive investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                      COMBINED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                        For the three months ended
                                                               September 30,
                                               -------------------------------------------
                                                  2008                      2007
                                               ----------       --------------------------
                                                 Equity           Equity
                                                 Method           Method        Suspended
                                               ----------       ----------      ----------
      Number of Local Partnerships                 1                1               2
                                                   =                =               =

      Revenue:
        Rental                                 $  164,420       $  170,430      $   106,934
        Other                                       6,661            7,723            5,394
                                               ----------       ----------       ----------

          Total revenue                           171,081          178,153          112,328
                                               ----------       ----------      -----------

      Expenses:
        Operating                                 169,356          147,657          176,964
        Interest                                   (9,753)          (8,966)          10,247
        Depreciation and amortization              40,800           40,684           27,176
                                               ----------       ----------      -----------

          Total expenses                          200,403          179,375          214,387
                                               ----------       ----------      -----------

      Net loss                                    (29,322)      $   (1,222)     $  (102,059)
                                               ----------       ==========      ===========

      Partnership's share of
        Local Partnership net loss                (28,732)          (1,197)              --
                                               ----------       ---------------------------

      Share of loss from partnerships          $  (28,732)               $(1,197)
                                               ==========                =======

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

                                                        For the nine months ended
                                                              September 30,
                                              ---------------------------------------------
                                                  2008                      2007
                                              -----------        --------------------------
                                                 Equity            Equity
                                                 Method            Method        Suspended
                                               ----------        ----------      ----------
     Number of Local Partnerships                  1                 1               2
                                                   =                 =               =

     Revenue:
       Rental                                  $  491,058        $  509,166      $  320,801
       Other                                       39,930            23,472          16,181
                                               ----------        ----------      ----------

         Total revenue                            530,988           532,638         336,982
                                               ----------        ----------      ----------

     Expenses:
       Operating                                  470,016           478,243         530,892
       Interest                                   (29,258)          (26,899)         30,740
       Depreciation and amortization              122,399           122,051          81,527
                                               ----------        ----------      ----------

         Total expenses                           563,157           573,395         643,159
                                               ----------        ----------      ----------


     Net loss                                  $  (32,169)       $  (40,757)     $ (306,177)
                                               ==========        ==========      ==========

     Partnership's share of Local
       Partnership net loss                       (31,522)          (39,938)             --
                                               ----------        --------------------------

     Share of loss from partnerships           $  (31,522)                $(39,938)
                                               ==========                 ========



     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2008 and 2007, the Partnership's share of cumulative losses to date for zero of one and two of three Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $0 and $1,312,044, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $27,061 and $133,390 for the three and nine month periods ended September 30, 2008, respectively, and $37,964 and $137,313 for the three and nine month periods ended September 30, 2007, respectively. Such expenses are included in
general  and   administrative   expenses  in  the  accompanying   statements  of
operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended September 30, 2008 and 2007, and $187,497 for each of the nine month periods ended September 30, 2008 and 2007.

     Pursuant to approval of the Partnership's Consent Solicitation Statement on March 22, 2004, the Managing General Partner is eligible to receive a fee of not more than five percent of the sale price of an investment in a Local Partnership or the property it owns, payable upon the sale of an investment in a Local Partnership or the property it owns, to the extent the Managing General Partner markets and sells a property instead of a real estate broker or unrelated Local General Partner. The disposition fee on sales of partnership interests (as opposed to sales of real property) is calculated as up to five percent of the imputed sale price, which is the amount the Local Partnership's property would have to be sold for to produce the same distribution to the investors as the sale of the partnership interests. No such disposition fees were paid with respect to the sales of interests in Golden Acres or Orangewood Plaza.

     In addition, the Managing General Partner was authorized pursuant to the approved proxy statement to receive a Partnership Liquidation Fee in the amount of $500,000, payable only if the Managing General Partner was successful in liquidating all of the Partnership's investments within 36 months from the date the liquidation was approved. As the liquidation was not completed by March 22, 2007, the Managing General Partner did not earn the fee.


5.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. As of September 30, 2008, the uninsured portion of the cash balances was $4,427,986.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,235,003 as of September 30, 2008, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 10, 2008, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,244,762 as of September 30, 2008, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments. The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. The Managing General Partner is currently working with representatives of the purchase money note holders for the assignment of the Partnership's interest in Westgate in satisfaction of the purchase money note. There can be no assurance that such a transfer will occur.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2008, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $353,108 during the nine month period ended September 30, 2008, primarily due to operating expenses paid in cash.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended September 30, 2008 increased from the corresponding period in 2007, primarily due to increased loss from partnerships and decreased interest revenue, partially offset by lower professional fees and general and administrative expenses. Share of loss from partnerships decreased primarily due to higher operating expenses at one property. Interest revenue decreased due to lower cash and cash equivalent balances and interest rates in 2008. Professional fees are lower due to a reduction in audit fee expense associated with the timing of services provided. General and administrative expenses decreased primarily due to lower reimbursed payroll costs.

     The Partnership's net loss for the nine month period ended September 30, 2008 increased from the corresponding period in 2007, primarily due to decreased interest revenue, partially offset by lower professional fees and general and administrative expenses, all as stated above. Share of loss from partnerships decreased in 2008 primarily due to lower operating expenses at one property.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnership, does not record losses from the Local Partnership in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnership. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2008, did not include losses of $0 and $0, respectively, compared to excluded losses of $101,029 and $303,086 for the three and nine month periods ended September 30, 2007, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2008.

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


Item 4. Controls and Procedures

     In October 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 3. a. of the notes to  financial  statements  contained in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2008, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2008.

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

                              by:  C.R.I., Inc.
                                   ---------------------------------------------
                                   Managing General Partner



November 10, 2008                  by:  /s/ H. William Willoughby
-----------------                       ----------------------------------------
DATE                                    H. William Willoughby,
                                        Director, President, Secretary,
                                          Principal Financial Officer,
                                          and Principal Accounting Officer