Form 10-K
period 2008-12-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2009-03-26
CIK 713571

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                           ---------------------------



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11973

                           ---------------------------

                           CAPITAL REALTY INVESTORS-II
                               LIMITED PARTNERSHIP


           Maryland                                      52-1321492
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST

                           ---------------------------



Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      |_|      No       |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes      |_|      No       |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      |X|      No       |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   |_|      Accelerated filer              |_|
Non-accelerated filer     |_|      Smaller reporting company      |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      |_|     No       |X|

The units of limited partner interest of the Registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

                       DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                         2008 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                                           Page

                                     PART I

Item 1.   Business........................................................ I-1
Item 2.   Properties...................................................... I-3
Item 3.   Legal Proceedings............................................... I-3
Item 4.   Submission of Matters to a Vote of Security Holders............. I-3


                                     PART II

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters .............................. II-1
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... II-2
Item 8.   Financial Statements............................................ II-4
Item 9.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure........................ II-5
Item 9A.  Controls and Procedures......................................... II-5
Item 9B.  Other Information............................................... II-5


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.............. III-1
Item 11.  Executive Compensation.......................................... III-2
Item 12.  Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 13.  Certain Relationships and Related Transactions.................. III-3
Item 14.  Principal Accountant Fees and Services.......................... III-3


                                     PART IV

Item 15.  Exhibits and Financial Statements............................... IV-1

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-II Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on March 23, 1983. On May 6, 1983, the Partnership commenced offering 50,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The Partnership closed the offering on June 20, 1983, when it became fully subscribed. As of December 31, 2008, 85 units of limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 22 Local Partnerships. As of December 31, 2008, the Partnership retains its investment in one Local Partnership. The Local Partnership owns a state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 22 (one remaining as of December 31,
2008)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. An affiliate of the Managing General Partner of the Partnership is a general partner in the one remaining Local Partnership. Affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnership's apartment complex.

     Although the Local Partnership in which the Partnership remains invested owns an apartment complex that must compete in the marketplace for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of the dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complex described below which would adversely impact the Partnership.

     A schedule of the apartment complex owned by the Local Partnership in which the Partnership has an investment as of December 31, 2008, follows.


                               SCHEDULE OF THE APARTMENT COMPLEX OWNED BY THE LOCAL
                             PARTNERSHIP IN WHICH CAPITAL REALTY INVESTORS-II LIMITED
                                          PARTNERSHIP HAS AN INVESTMENT(1)


                                                                                                   Units
                             Mortgage                                                          Authorized for     Expiration
 Name and Location          Payable at        Financed and/or Insured            Number of       Low Income           of
of Apartment Complex       12/31/08 (2)       and/or Subsidized Under           Rental Units     Subsidies       HAP Contract
--------------------       ------------    -----------------------------        ------------   --------------    -------------
Westgate Tower Apts.        $1,045,050     Michigan State Housing Develop-           148              0                 --
 Westland, MI                               ment Authority/236
                            ----------                                               ---             --
Totals (1 Property)         $1,045,050                                               148              0
                            ==========                                               ===             ==


                                                                                         Average Effective Annual
                                       Units Occupied As                                   Rental Per Unit
                                   Percentage of Total Units                             for the Years Ended
                                      As of December 31,                                     December 31,
 Name and Location           ------------------------------------      ------------------------------------------------------
of Apartment Complex         2008    2007     2006   2005    2004        2008        2007        2006        2005       2004
--------------------         ----    ----     ----   ----    ----      -------     -------     -------     -------    -------
Westgate Tower Apts.          91%     95%      92%    95%     96%      $ 4,623     $ 4,743     $ 4,597     $ 4,498    $ 4,412
 Westland, MI
                             ---     ---      ---    ---     ---       -------     -------     -------     -------    -------
Totals (1 Property) (1)       91%     95%      92%    95%     96%      $ 4,623     $ 4,743     $ 4,597     $ 4,498    $ 4,412
                             ===     ===      ===    ===     ===       =======     =======     =======     =======    =======


     (1) The property is a multifamily housing complex. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amount provided is the balance of the first mortgage loan payable by the Local Partnership as of December 31, 2008.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

          On October 29, 2008, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% of the outstanding Units in the Partnership at a price of $31 per Unit. Aside from Limited Partner interests held by its affiliates in the Partnership, Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. In its Press Release, the Managing General Partner recommended that Limited Partners reject the unregistered tender offer because it viewed the offer price as inadequate.

          On or about January 28, 2009, Peachtree initiated an unregistered tender offer to purchase up to 4.9% of the outstanding Units in the Partnership at a price of $35 per Unit. Aside from Limited Partner interests held by its affiliates in the Partnership, Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. In its Press Release, the Managing General partner recommended that Limited Partners reject that unregistered tender offer because it viewed the offer price as inadequate.

     (b) As of March 26, 2009, there were approximately 2,959 registered holders of Units in the Partnership.

     (c)  No distributions were declared in the years 2008 and 2007.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2008. The Partnership accounts for its remaining investment in partnership (Local Partnership) using the equity method because the Partnership is a limited partner in the Local Partnership. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnership. Environmental and operational trends, events and uncertainties that might affect the property owned by the Local Partnership would not necessarily have a significant impact on the Partnership's application of the equity method of accounting.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2008, the Partnership had approximately 2,966 investors who held a total of 49,910 units of additional limited partner interest which were originally sold for the aggregate amount of $49,910,000. The Partnership originally made investments in 22 Local Partnerships, of which one remains at December 31, 2008. The Partnership's liquidity, with unrestricted cash resources of $4,137,701 as of December 31, 2008, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 26, 2009, there were no material commitments for capital expenditures.

     During 2008 and 2007, the Partnership received no cash distributions from the remaining Local Partnership.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Association (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,256,262 as of December 31, 2008, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments. The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. The Managing General Partner and the representatives of the purchase money noteholders have signed a contract for the assignment of the Partnership's interest in Westgate in satisfaction of the

                                     PART II
                                     -------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

purchase money note. The gain on this assignment would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a transfer of the Partnership's interest in Westgate will occur.

     The Managing General Partner has received consent from a majority of Unit Holders for the liquidation of the Partnership. (See Part I, Item 4.) It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such Liquidation. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2008, existing cash resources were adequate to support net cash used in operating activities. Cash and cash equivalents decreased $450,410 during 2008, primarily due to net cash used in operating activities. The Partnership does not expect to receive distributions from the remaining Local Partnership in future years.

                              Results of Operations
                              ---------------------

2008 Versus 2007
----------------

     The Partnership's net loss for the year ended December 31, 2008, increased compared to 2007, primarily due to decreased interest revenue, partially offset by increased share of income from partnerships and lower professional fees. Interest revenue decreased due to lower cash and cash equivalent balances and interest rates in 2008. Share of income from partnerships increased primarily due to lower operating expenses at Westgate. Professional fees are lower due to a reduction in audit fee expense associated with the timing of services provided.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased.

     The rental revenues of the Partnership's remaining property for the five years ended December 31, 2008, follow. Rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2008 and in prior years.


                                                            For the years ended December 31,
                           ------------------------------------------------------------------------------------------------
                             2008                  2007                  2006                  2005                  2004
                           --------              --------              --------              --------              --------
Rental Revenue             $684,189              $701,989              $680,348              $665,740              $652,980

Annual Percentage
  (Decrease) increase                 (2.5%)                   3.2%                  2.2%                  2.0%



ITEM 8. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part IV.

                                     PART II
                                     -------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2008, but not reported, whether or not otherwise required by this Form 10-K at December 31, 2008.

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

William B. Dockser, 72, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 62, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.

                                      III-1

                                    PART III
                                    --------


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units), at March 26, 2009.

                                                                      % of Total
              Name and Address            Amount and Nature          Units Issued
            of Beneficial Owner        of Beneficial Ownership      and Outstanding
          -------------------------    -----------------------     ----------------
          Equity Resource,                   10,516 Units                21.1%
            Investments, LLC
          1280 Massachusetts Avenue
          4th Floor
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 26, 2009, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

                                      III-2

                                    PART III
                                    --------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2008 and 2007, the Partnership retained Grant Thornton LLP to provide services as follows.


                                            Year Ended December 31,
                                         ----------------------------
                                           2008                2007
                                         --------            --------

         Audit fees                      $ 74,200            $107,500
         Audit-related fees                    --                  --
         Tax fees (1)                      12,500              29,020
         All other fees                        --                  --
                                         --------            --------
             Total                       $ 86,700            $136,520
                                         ========            ========


     (1)  Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2008 and 2007, which services it was determined did not compromise Grant Thornton LLP's independence.


                                      III-3

                                     PART IV
                                     -------


ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
         ---------------------------------

1.   Financial Statements

     a.   The following documents are included as part of this report:

          (1)  Financial Statements

               Report of Independent Registered Public Accounting Firm Balance Sheets
               Statements of Operations
               Statements of Changes in Partners' (Deficit) Capital Statements of Cash Flows
               Notes to Financial Statements

          (2)  Financial Statement Schedules

               None.

          (3)  Exhibits

               Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-K.)

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

                                     PART IV
                                     -------


ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS - Continued
         ---------------------------------

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



March 26, 2009                         by:  /s/ William B. Dockser
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


March 26, 2009                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Account Officer

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Financial Statements of Capital Realty Investors-II Limited Partnership

Report of Independent Registered Public Accounting Firm................... IV-5
Balance Sheets as of December 31, 2008 and 2007........................... IV-6
Statements of Operations for the Years Ended
  December 31, 2008, 2007 and 2006........................................ IV-7
Statements of Changes in Partners' (Deficit) Capital for the Years
  ended December 31, 2008, 2007 and 2006.................................. IV-8
Statements of Cash Flows for the Years Ended
  December 31, 2008, 2007 and 2006........................................ IV-9
Notes to Financial Statements............................................. IV-10

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors-II Limited Partnership.


We have audited the accompanying balance sheets of Capital Realty Investors-II Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2008 and 2007 and the related statements of operations, partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-II Limited Partnership as of December 31, 2008 and 2007, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note A to the financial statements, the Partnership has received limited partner approval of the Partnership's plan to sell all of the Partnership's assets and dissolve the Partnership pursuant to a Plan of Liquidation and Dissolution. There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


/s/ Grant Thornton LLP


McLean, Virginia
March 26, 2009

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP


                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2008            2007
                                                                                      ------------    ------------
Investment in partnership held for sale or transfer ...............................   $    436,484    $    392,458
Cash and cash equivalents .........................................................      4,137,701       4,588,111
Other assets ......................................................................          4,559          31,741
                                                                                      ------------    ------------

   Total assets ...................................................................   $  4,578,744    $  5,012,310
                                                                                      ============    ============




                                                  LIABILITIES AND PARTNERS' CAPITAL



Due on investment in partnership ..................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      3,256,262       3,130,262
Accounts payable and accrued expenses .............................................         64,927         149,718
                                                                                      ------------    ------------

   Total liabilities ..............................................................      4,721,189       4,679,980
                                                                                      ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000

  Less:
    Accumulated distributions to partners .........................................    (34,752,903)    (34,752,903)
    Offering costs ................................................................     (5,278,980)     (5,278,980)
    Accumulated losses ............................................................    (10,127,562)     (9,652,787)
                                                                                      ------------    ------------

      Total partners' (deficit) capital ...........................................       (142,445)        332,330
                                                                                      ------------    ------------

      Total liabilities and partners' (deficit) capital ...........................   $  4,578,744    $  5,012,310
                                                                                      ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                               For the years ended
                                                                                   December 31,
                                                                     -----------------------------------------
                                                                        2008           2007           2006
                                                                     -----------    -----------    -----------
Share of income (loss) from partnerships .........................   $    44,026    $      (185)   $  (118,017)
                                                                     -----------    -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other ...........................................       125,469        249,851        270,649
                                                                     -----------    -----------    -----------

                                                                         125,469        249,851        270,649
                                                                     -----------    -----------    -----------

  Expenses:
    Management fee ...............................................       249,996        249,996        249,996
    General and administrative ...................................       213,252        214,705        232,413
    Interest .....................................................       126,000        126,000        126,000
    Professional fees ............................................        55,022        143,306        166,330
                                                                     -----------    -----------    -----------

                                                                         644,270        734,007        774,739
                                                                     -----------    -----------    -----------

      Total other revenue and expenses ...........................      (518,801)      (484,156)      (504,090)
                                                                     -----------    -----------    -----------

Loss before gain on disposition of investment in partnerships ....      (474,775)      (484,341)      (622,107)

Gain on disposition of investment in partnerships ................          --           12,476         90,932
                                                                     -----------    -----------    -----------

Net loss .........................................................   $  (474,775)   $  (471,865)   $  (531,175)
                                                                     ===========    ===========    ===========


Net loss allocated to General Partners (1.51%) ...................   $    (7,169)   $    (7,125)   $    (8,021)
                                                                     ===========    ===========    ===========

Net loss allocated to Initial and Special Limited Partners (1.49%)   $    (7,074)   $    (7,031)   $    (7,914)
                                                                     ===========    ===========    ===========

Net loss allocated to Additional Limited Partners (97%) ..........   $  (460,532)   $  (457,709)   $  (515,240)
                                                                     ===========    ===========    ===========

Net loss per unit of Additional Limited Partner Interest,
  based on 49,910 units outstanding ..............................   $     (9.23)   $     (9.17)   $    (10.32)
                                                                     ===========    ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                               Initial and
                                                                 Special       Additional
                                                   General       Limited        Limited
                                                   Partners      Partners       Partners         Total
                                                 -----------    -----------    -----------    -----------
Partners' (deficit) capital, January 1, 2006 .   $  (310,037)   $  (251,225)   $ 2,149,494    $ 1,588,232

  Net loss ...................................        (8,021)        (7,914)      (515,240)      (531,175)

  Tax distribution on behalf of
    Additional Limited Partners ..............          --             --         (252,862)      (252,862)
                                                 -----------    -----------    -----------    -----------

Partners' (deficit) capital, December 31, 2006      (318,058)      (259,139)     1,381,392        804,195
                                                 -----------    -----------    -----------    -----------

  Net loss ...................................        (7,125)        (7,031)      (457,709)      (471,865)
                                                 -----------    -----------    -----------    -----------

Partners' (deficit) capital, December 31, 2007      (325,183)      (266,170)       923,683        332,330
                                                 -----------    -----------    -----------    -----------

  Net loss ...................................        (7,169)        (7,074)      (460,532)      (474,775)
                                                 -----------    -----------    -----------    -----------

Partners' (deficit) capital, December 31, 2008   $  (332,352)   $  (273,244)   $   463,151    $  (142,445)
                                                 ===========    ===========    ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                           For the years ended
                                                                                               December 31,
                                                                                ------------------------------------------
                                                                                     2008          2007          2006
                                                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................   $  (474,775)   $  (471,865)   $  (531,175)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of (income) loss from partnerships ................................       (44,026)           185        118,017
    (Gain) loss on disposition of investment in partnerships ................          --          (12,476)        12,567
    Additional gain on disposition of investment in partnerships ............          --             --         (103,499)

    Changes in assets and liabilities:
      Decrease (increase) in other assets ...................................        27,182         86,065       (115,915)
      Increase in accrued interest payable ..................................       126,000        126,000        126,000
      (Decrease) increase in accounts payable and accrued expenses ..........       (84,791)         1,869          7,426
      Increase in accrued interest receivable on advances ...................          --             --           (1,250)
                                                                                -----------    -----------    -----------

        Net cash used in operating activities ...............................      (450,410)      (270,222)      (487,829)
                                                                                -----------    -----------    -----------


Cash flows from investing activities:
  Collection of sale proceeds receivable ....................................          --             --          797,693
  Additional proceeds from disposition of investment in partnerships ........          --             --          103,499
  Receipt of distributions from partnerships ................................          --             --           37,636
  Proceeds from disposition of investment in partnerships receivable ........          --           12,476           --
                                                                                -----------    -----------    -----------


        Net cash provided by investing activities ...........................          --           12,476        938,828
                                                                                -----------    -----------    -----------


Cash flows from financing activities:
  Tax distribution on behalf of Additional Limited Partners .................          --             --         (252,862)
                                                                                -----------    -----------    -----------

        Net cash used in financing activities ...............................          --             --         (252,862)
                                                                                -----------    -----------    -----------


Net (decrease) increase in cash and cash equivalents ........................      (450,410)      (257,746)       198,137

Cash and cash equivalents, beginning of year ................................     4,588,111      4,845,857      4,647,720
                                                                                -----------    -----------    -----------

Cash and cash equivalents, end of year ......................................   $ 4,137,701    $ 4,588,111    $ 4,845,857
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

          The Partnership sold 50,000 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on June 20, 1983. As of December 31, 2008, 85 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investment in partnership
          -------------------------

          The remaining investment in the Local Partnership (see Note 2) is accounted for by the equity method because the Partnership is a limited partner in the Local Partnership. Under this method, the carrying amount of the investment in the Local Partnership is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnership. As of December 31, 2008 and 2007, the remaining Local Partnership had no cumulative loss.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     d.   Investment in partnership held for sale or transfer
          ---------------------------------------------------

          Due to the possible sale or transfer of the Westgate Tower Limited Dividend Housing Associates (Westgate) property, the Partnership's investment in Westgate has been reclassified to investment in partnership held for sale or transfer in the accompanying balance sheets at December 31, 2008 and 2007. When investments are reclassified to investment in partnerships held for sale or transfer, amortization of acquisition fees

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     and property purchase costs are discontinued. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

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

     h.   Fair value of financial instruments
          -----------------------------------

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157", we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

          SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value as follows:

     1. Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
     2. Level 2 Inputs -- observe inputs other than quoted prices in active markets for identical assets and liabilities.
     3.   Level 3 Inputs -- unobservable inputs.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

          The Partnership has determined that the fair value of the purchase money note is de minimus.

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


          The Partnership was not liquidated within 36 months from the approved liquidation date of March 22, 2004, therefore no liquidation fee was taken by the Managing General Partner. The Managing General Partner is continuing towards liquidation of the Partnership's remaining investment.

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

     k.   New accounting pronouncement
          ----------------------------

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We did not make this fair value election when we adopted SFAS No. 159 effective January 1, 2008, and, therefore, it did not have an impact on our financial position, results of operations, or cash flows.


2.   INVESTMENT IN PARTNERSHIP

     a.   Due on investment in partnerships and accrued interest payable
          --------------------------------------------------------------

          As of December 31, 2008 and 2007, the Partnership held a limited partner interest in one Local Partnership which was organized to develop, construct, own, maintain and operate the rental apartment property. The remaining amounts due on the Partnership's investment in one Local Partnership follow.

                                                   December 31,
                                          ---------------------------
                                              2008             2007
                                          ----------       ----------

          Purchase money note             $1,400,000       $1,400,000

          Accrued interest payable         3,256,262        3,130,262
                                          ----------       ----------
                            Total         $4,656,262       $4,530,262
                                          ==========       ==========

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENT IN PARTNERSHIP - Continued

          The remaining purchase money note, which matured September 1, 2003 (see below), has a stated interest rate of 9%. The purchase money note is nonrecourse, but its terms provide for payment in full upon the earliest of: (i) sale or refinancing of the Local Partnership's rental property;
     (ii) payment in full of the Local Partnership's permanent loan; or (iii) maturity.

          The purchase money note outstanding at December 31, 2008, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments. The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. The Managing General Partner and the representatives of the purchase money noteholders have signed a contract for the assignment of the Partnership's interest in Westgate in satisfaction of the purchase money note. The gain on this assignment would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a transfer of Westgate will occur.

          Interest expense on the Partnership's Westgate purchase money note for each of the years ended December 31, 2008, 2007 and 2006, was $126,000. The accrued interest payable on the purchase money note of $3,256,262 and $3,130,262 as of December 31, 2008 and 2007, respectively, is in default.

                                    Westgate
                                    --------

          The Partnership defaulted on its one remaining purchase money note, related to Westgate, on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of March 26, 2009, principal and accrued interest of $1,400,000 and $3,285,604, respectively, were due.

          Due to the possible assignment of the property related to Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $436,484 and $392,458 as of December 31, 2008 and December 31, 2007, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheets.

     b.   Interests in profits,  losses and cash distributions made by the
          ----------------------------------------------------------------
             Local Partnerships
             ------------------

          The Partnership has a 97.99% interest in profits, losses and cash distributions (as restricted by state housing agencies) (collectively, the Agencies) in the remaining Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnership. As stipulated by the Local Partnership's partnership agreement, the Local Partnership is required to make annual cash distributions from surplus cash flow, if any. During 2008 and 2007, the Partnership did not receive cash distributions from rental operations of the remaining Local Partnership. As of both December 31, 2008 and 2007, the remaining Local Partnership did not have aggregate surplus cash, as defined by their respective regulatory Agencies.

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENT IN PARTNERSHIP - Continued

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

     d.   Asset held for sale or transfer
          -------------------------------

                                    Westgate
                                    --------

          See Note 2.a., above.

     e.   Summarized financial information
          --------------------------------

          The balance sheet and statement of operations for the remaining Local Partnership in which the Partnership is invested as of December 31, 2008, follow. The information for the remaining Local Partnership has investment basis (equity method).

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENT IN PARTNERSHIP - Continued


                                                  BALANCE SHEET
                                                December 31, 2008


                                                                                      Equity
                                                                                      Method
                                                                                    ----------
          Number of Local Partnerships                                                   1
                                                                                         =

          Rental property, at cost, net of accumulated
            depreciation of $3,453,216                                              $1,053,112
          Land                                                                         153,473
          Other assets                                                                 424,211
                                                                                    ----------
              Total assets                                                          $1,630,796
                                                                                    ==========


          Mortgage note payable                                                     $1,045,050
          Other liabilities                                                            192,310
                                                                                    ----------
              Total liabilities                                                      1,237,360

          Partners' capital                                                            393,436
                                                                                    ----------
              Total liabilities and partners' capital                               $1,630,796
                                                                                    ==========


                                              STATEMENT OF OPERATIONS
                                       For the year ended December 31, 2008

                                                                                      Equity
                                                                                      Method
                                                                                    ----------
          Number of Local Partnerships                                                   1
                                                                                         =

          Revenue:
            Rental                                                                  $  684,189
            Other                                                                       40,007
                                                                                    ----------

              Total revenue                                                            724,196
                                                                                    ----------

          Expenses:
            Operating                                                                  568,470
            Interest                                                                   (48,901)
            Depreciation and  amortization                                             159,698
                                                                                    ----------
              Total expenses                                                           679,267
                                                                                    ----------

          Net income                                                                $   44,929
                                                                                    ==========

          Cash distributions                                                        $       --
                                                                                    ==========

          Partnership's share of
            Local Partnership net income                                                44,026
                                                                                    ----------

          Share of income from partnership                                          $   44,026
                                                                                    ==========

          The balance sheet and statement of operations for the remaining Local Partnership in which the Partnership was invested as of December 31, 2007, follow. The information is for the remaining Local Partnership has investment basis (equity method).

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENT IN PARTNERSHIP - Continued


                                                   BALANCE SHEET
                                                 December 31, 2007


                                                                                      Equity
                                                                                      Method
                                                                                    ----------
          Number of Local Partnerships                                                   1
                                                                                         =

          Rental property, at cost, net of accumulated
            depreciation of $3,293,518                                              $1,204,071
          Land                                                                         153,473
          Other assets                                                                 363,975
                                                                                    ----------

              Total assets                                                          $1,721,519
                                                                                    ==========


          Mortgage note payable                                                     $1,176,655
          Other liabilities                                                            196,357
                                                                                    ----------

              Total liabilities                                                      1,373,012

          Partners' capital                                                            348,507
                                                                                    ----------
              Total liabilities and partners' capital                               $1,721,519
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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENT IN PARTNERSHIP - Continued

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
                                                            ===========       ===========         ===========


          (1)  Includes Troy Manor transferred in December 2006.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENT IN PARTNERSHIP - Continued

          Cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective years, and are recorded as cash receipts on the respective balance sheets. Cash distributions recorded as a reduction of the related investment are recorded as cash receipts on the respective balance sheets, and are recorded as a reduction of investment in partnerships.

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

                                                                      For the years ended
                                                                           December 31,
                                                           --------------------------------------------
                                                              2008             2007             2006
                                                           ----------       ----------      -----------
     Financial statement net income (loss)                 $   44,929       $     (189)     $ (305,475)

     Differences between financial statement
       and tax depreciation, amortization,
       and miscellaneous differences                          116,585          214,453         161,464
                                                           ----------       ----------      ----------
     Taxable income (loss)                                 $  161,514       $  214,264      $ (144,011)
                                                           ==========       ==========      ==========



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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2008, 2007 and 2006, the Partnership paid $172,998, $175,260 and
$174,952, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2008, 2007 and 2006, the Partnership paid the Managing General Partner a Management Fee of $249,996.

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     (iii) to each partner in an amount equal to the positive balance in his capital account as of the date of the sale or refinancing, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale or refinancing and allocated pursuant to Section 4.03(d) of the Partnership Agreement;
     (iv) to the Limited Partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus
          (B) an additional amount equal to a cumulative non-compounded six percent return on each limited partner's capital contribution, reduced by (1) an amount equal to 50% of the losses for tax purposes allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
     (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (vi) to the General Partners in the amount of their capital contributions;
    (vii) thereafter, for services to the Partnership, to General Partner Martin C. Schwartzberg (or his designee), whether or not he is then a General Partner, 0.333% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and
          (B) any prior sales from which such fee was not paid to the General Partner or his designee; and
   (viii) the remainder, 12% to the General Partners (or their assignees), 3% to the Special Limited Partner and 85% to the Initial and Additional Limited Partners (or their assignees).

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

     As defined in the Partnership Agreement, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2008 and 2007. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.


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

                                                                          For the years ended
                                                                               December 31,
                                                              ---------------------------------------------
                                                                  2008             2007             2006
                                                              -----------       ----------      -----------
Financial statement net loss                                  $ (474,775)       $ (471,865)     $ (531,175)

Adjustments:
  Differences between financial statement net
    income and taxable income related to the
    Partnership's equity in the Local Partnerships'
    income or losses and accrued expenses                        240,242           364,508         118,894

  Differences between financial statement
    gain (loss) and tax gain (loss) from the
    sale or transfer of properties                                    --         2,240,316       1,141,826
                                                              ----------        ----------      ----------
Taxable income                                                $ (234,533)       $2,132,959      $  729,545
                                                              ==========        ==========      ==========


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts. As of December 31, 2008, the uninsured portion of the cash balances was $4,317,716.


                             Number of      Bank Balance      Insured      Uninsured
        Bank                 Accounts         12/31/08        12/31/08      12/31/08
----------------------       --------       ------------      --------     ----------
Dreyfus Inst Preferred
  Money Market Fund              2          $4,317,000        $0           $4,317,000

SunTrust Bank                    2          $18,716           $18,000      $716


                                      # # #