Form 10-Q
period 2009-03-31
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2009-05-07
CIK 713571

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From                to


                         COMMISSION FILE NUMBER 0-11973

                           ---------------------------


                           CAPITAL REALTY INVESTORS-II
                               LIMITED PARTNERSHIP

            Maryland                                     52-1321492
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


11200 Rockville Pike, Rockville, Maryland                    20852
(Address of principal executive offices)                   (Zip Code)


                                 (301) 468-9200
              (Registrant's telephone number, including area code)


                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    |X|        No       |_|

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_|   Accelerated filer         |_|
Non-accelerated filer   |_|   Smaller reporting company |X|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2009



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2009 and December 31, 2008.........................  1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2009 and 2008...........  2

         Statements of Cash Flows
           - for the three months ended March 31, 2009 and 2008...........  3

         Notes to Financial Statements
           - March 31, 2009 and 2008......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  9

Item 4.  Controls and Procedures.......................................... 11


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................. 12

Item 5.  Other Information................................................ 12

Item 6.  Exhibits......................................................... 12

Signature................................................................. 13

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investment in partnership held for sale or transfer ...............................   $    447,490    $    436,484
Cash and cash equivalents .........................................................      3,968,310       4,137,701
Other assets ......................................................................          1,206           4,559
                                                                                      ------------    ------------

    Total assets ..................................................................   $  4,417,006    $  4,578,744
                                                                                      ============    ============


                                                  LIABILITIES AND PARTNERS' CAPITAL




Due on investment in partnership ..................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      3,287,762       3,256,262
Accounts payable and accrued expenses .............................................         62,905          64,927
                                                                                      ------------    ------------

    Total liabilities .............................................................      4,750,667       4,721,189
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000
                                                                                      ------------    ------------

Less:
  Accumulated distributions to partners ...........................................    (34,752,903)    (34,752,903)
  Offering costs ..................................................................     (5,278,980)     (5,278,980)
  Accumulated losses ..............................................................    (10,318,778)    (10,127,562)
                                                                                      ------------    ------------

    Total partners' deficit .......................................................       (333,661)       (142,445)
                                                                                      ------------    ------------

    Total liabilities and partners' deficit .......................................   $  4,417,006    $  4,578,744
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                      For the three months ended
                                                                              March 31,
                                                                     ----------------------------
                                                                          2009           2008
                                                                     ------------    ------------
Share of income (loss) from partnership ..........................   $     11,006    $        (46)
                                                                     ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .....................................................          7,656          45,286
                                                                     ------------    ------------

  Expenses:
    General and administrative ...................................         80,230          71,128
    Management fee ...............................................         62,499          62,499
    Interest .....................................................         31,500          31,500
    Professional fees ............................................         35,649          23,175
                                                                     ------------    ------------

                                                                          209,878         188,302
                                                                     ------------    ------------

      Total other revenue and expenses ...........................       (202,222)       (143,016)
                                                                     ------------    ------------

Net loss .........................................................       (191,216)       (143,062)

Accumulated losses, beginning of period ..........................    (10,127,562)     (9,652,787)
                                                                     ------------    ------------

Accumulated losses, end of period ................................   $(10,318,778)   $ (9,795,849)
                                                                     ============    ============


Net loss allocated to General Partners (1.51%) ...................   $     (2,887)   $     (2,160)
                                                                     ============    ============

Net loss allocated to Initial and Special Limited Partners (1.49%)   $     (2,849)   $     (2,132)
                                                                     ============    ============

Net loss allocated to Additional Limited Partners (97%) ..........   $   (185,480)   $   (138,770)
                                                                     ============    ============

Net loss per unit of Additional Limited Partner Interest,
  Based on 49,910 units outstanding ..............................   $      (3.72)   $      (2.78)
                                                                     ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                   2009            2008
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (191,216)   $  (143,062)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of (income) loss from partnership .................................       (11,006)            46

    Changes in assets and liabilities:
      Decrease in other assets ..............................................         3,353         18,605
      Increase in accrued interest payable ..................................        31,500         31,500
      Decrease in accounts payable and accrued expenses .....................        (2,022)        (3,757)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (169,391)       (96,668)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (169,391)       (96,668)

Cash and cash equivalents, beginning of period ..............................     4,137,701      4,588,111
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 3,968,310    $ 4,491,443
                                                                                ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of March 31, 2009, and the results of its operations and its cash flows for the three month periods ended March 31, 2009 and 2008. The results of operations for the interim period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2008.


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

                             March 31, 2009 and 2008

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

                                      FOR                    AGAINST                   ABSTAIN                  TOTAL
                               -----------------        -----------------         ------------------       -----------------
                               Units of                 Units of                  Units of                 Units of
                               limited                  limited                   limited                  limited
                               partner                  partner                   partner                  partner
Description                    interest    Percent      interest     Percent      interest     Percent     interest    Percent
-----------                    --------    -------      --------     -------      --------     -------     --------    -------
Sale, dissolution and
  five percent
  Disposition Fee               28,699       57.6%       1,264         2.5%          268         0.5%        30,231      60.6%

$500,000 Partnership
  Liquidation Fee               25,841       51.8%       3,546         7.1%          844         1.7%        30,231      60.6%

Extension of
  solicitation per              27,975       56.1%       1,767         3.5%          489         1.0%        30,231      60.6%



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


3. INVESTMENT IN PARTNERSHIP

a.   Due on investment in partnerships and accrued interest payable
     --------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENT IN PARTNERSHIP - Continued

included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of May 7, 2009, principal and accrued interest of $1,400,000 and $3,300,103, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner and the representatives of the purchase money noteholders have signed a contract for the assignment of the Partnership's interest in Westgate in satisfaction of the purchase money note's principal and accrued interest. The gain on this assignment would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a transfer of Westgate will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 for each of the three month periods ended March 31, 2009 and 2008. The accrued interest payable on the purchase money note of $3,287,762 and $3,256,262 as of March 31, 2009 and December 31, 2008, respectively, is in default.

     Due to the possible transfer of Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $447,490 and $436,484 as of March 31, 2009 and December 31, 2008, respectively, has been reclassified to investment in partnership held for sale or transfer in the accompanying balance sheets.

b.   Asset held for sale or transfer
     -------------------------------

                                    Westgate
                                    --------

     See Note 3.a., above.

c.   Summarized financial information
     --------------------------------

     Statements of operations for the one Local Partnership in which the Partnership was invested as of March 31, 2009 and 2008 follow. The statements have been compiled from information supplied by the management agent of the property and are unaudited. Appended after the statements is information concerning the Partnership's share of income from the Local Partnership.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENT IN PARTNERSHIP - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the three months ended
                                                         March 31,
                                              -------------------------------
                                                  2009                2008
                                              -----------         -----------
                                                 Equity              Equity
                                                 Method              Method
                                              -----------         -----------
Number of Local Partnerships                        1                   1
                                                    =                   =

Revenue:
  Rental                                        $171,047            $ 175,497
  Other                                           10,002                7,095
                                                --------            ---------

    Total revenue                                181,049              182,592
                                                --------            ---------

Expenses:
  Operating                                      142,117              151,593
  Interest                                       (12,225)              (9,753)
  Depreciation and amortization                   39,925               40,800
                                                --------            ---------

    Total expenses                               169,817              182,640
                                                --------            ---------

Net income (loss)                               $ 11,232            $     (48)
                                                ========            =========

Partnership's share of
  Local Partnership net income (loss)             11,006                  (46)
                                                --------            ---------

Share of income (loss) from partnerships        $ 11,006            $     (46)
                                                ========            =========


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2009 and 2008, the Partnership paid $49,737 and $43,682, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended March 31, 2009 and 2008.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS - Continued

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


5.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts. As of March 31, 2009, the uninsured portion of the cash balances was $4,156,476.

                          Number of      Bank Balance    Insured     Uninsured
        Bank              Accounts         03/31/09      03/31/09     03/31/09
----------------------    --------       ------------    --------    ----------

Dreyfus Inst Preferred
  Money Market Fund           2          $4,156,000      $0          $4,156,000

SunTrust Bank                 2          $18,476         $18,000     $476

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form10-K at December 31, 2008. The Partnership accounts for its remaining investment in partnership (Local Partnership) using the equity method because the Partnership is a limited partner in the Local Partnership. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnership. Environmental and operational trends, events and uncertainties that might affect the property owned by the Local Partnership would not necessarily have a significant impact on the Partnership's application of the equity method of accounting.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,968,310 as of March 31, 2009, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 7, 2009, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,287,762 as of March 31, 2009, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments. The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner and the representatives of the purchase money noteholders have signed a contract for the assignment of the Partnership's interest in Westgate in satisfaction of the purchase money note's principal and accrued interest. The gain on this assignment would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a transfer of Westgate will occur.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2009, existing cash resources was adequate to support operating cash requirements. Cash and cash equivalents decreased $169,391 during the three month period ended March 31, 2009, primarily due to operating expenses paid in cash.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended March 31, 2009 increased from the corresponding period in 2008, primarily due to a decrease in interest revenue and increases in general and administrative expenses and professional fees, partially offset by an increase in share of income from partnership. Interest revenue decreased due to lower cash and cash equivalent balances and interest rates in 2009. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased due to higher audit costs. Share of income from partnership increased primarily due to lower operating expenses at Westgate.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2009.

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


Item 4. Controls and Procedures

     In April 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 3. a. of the notes to  financial  statements  contained in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2009, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2009.

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

                                 by:  C.R.I., Inc.
                                      ------------------------------------------
                                      Managing General Partner



May 7, 2009                           by:  /s/ H. William Willoughby
-----------                                -------------------------------------
DATE                                       H. William Willoughby,
                                           Director, President, Secretary,
                                             Principal Financial Officer,
                                             and Principal Accounting Officer