Form 10-Q
period 2009-06-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2009-08-11
CIK 713571

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

     For the Quarterly Period Ended June 30, 2009

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


     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2009

                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
          - June 30, 2009 and December 31, 2008............................. 1

        Statements of Operations and Accumulated Losses
          - for the three and six months ended June 30, 2009 and 2008....... 2

        Statements of Cash Flows
          - for the six months ended June 30, 2009 and 2008................. 3

        Notes to Financial Statements
          - June 30, 2009 and 2008.......................................... 4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 11

Item 4. Controls and Procedures............................................. 14


Part II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities..................................... 14

Item 5. Other Information................................................... 14

Item 6. Exhibits............................................................ 15

Signature................................................................... 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investment in partnership held for sale or transfer ...............................   $    396,286    $    436,484
Cash and cash equivalents .........................................................      3,831,468       4,137,701
Other assets ......................................................................          1,118           4,559
                                                                                      ------------    ------------

    Total assets ..................................................................   $  4,228,872    $  4,578,744
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' DEFICIT




Due on investment in partnership ..................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      3,319,262       3,256,262
Accounts payable and accrued expenses .............................................         53,404          64,927
                                                                                      ------------    ------------

    Total liabilities .............................................................      4,772,666       4,721,189
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000
                                                                                      ------------    ------------

Less:
  Accumulated distributions to partners ...........................................    (34,752,903)    (34,752,903)
  Offering costs ..................................................................     (5,278,980)     (5,278,980)
  Accumulated losses ..............................................................    (10,528,911)    (10,127,562)
                                                                                      ------------    ------------

    Total partners' deficit .......................................................       (543,794)       (142,445)
                                                                                      ------------    ------------

    Total liabilities and partners' deficit .......................................   $  4,228,872    $  4,578,744
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                      For the three months ended      For the six months ended
                                                              June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        2009            2008            2009            2008
                                                    ------------    ------------    ------------    ------------
Share of loss from partnership ..................   $    (40,966)   $     (2,744)   $    (29,960)   $     (2,790)
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................          3,690          30,528          11,346          75,814
                                                    ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ..................         56,620          58,540         136,850         129,668
    Management fee ..............................         62,499          62,499         124,998         124,998
    Interest ....................................         31,500          31,500          63,000          63,000
    Professional fees ...........................         12,000          23,175          47,649          46,350
    Amortization of deferred costs ..............         10,238            --            10,238            --
                                                    ------------    ------------    ------------    ------------

                                                         172,857         175,714         382,735         364,016
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (169,167)       (145,186)       (371,389)       (288,202)
                                                    ------------    ------------    ------------    ------------

Net loss ........................................       (210,133)       (147,930)       (401,349)       (290,992)

Accumulated losses, beginning of period .........    (10,318,778)     (9,795,849)    (10,127,562)     (9,652,787)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(10,528,911)   $ (9,943,779)   $(10,528,911)   $ (9,943,779)
                                                    ============    ============    ============    ============

Net loss allocated
  to General Partners (1.51%) ...................   $     (3,173)   $     (2,234)   $     (6,060)   $     (4,394)
                                                    ------------    ============    ============    ============

Net loss allocated
  to Initial and Special Limited Partners (1.49%)   $     (3,131)   $     (2,204)   $     (5,980)   $     (4,336)
                                                    ------------    ============    ============    ============

Net loss allocated
  to Additional Limited Partners (97%) ..........   $   (203,829)   $   (143,492)   $   (389,309)   $   (282,262)
                                                    ------------    ============    ============    ============

Net loss per unit of
  Additional Limited Partner Interest,
  based on 49,910 units outstanding .............   $      (4.08)   $      (2.88)   $      (7.80)   $      (5.66)
                                                    ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                 For the six months ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                   2009            2008
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (401,349)   $  (290,992)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnership ..........................................        29,960          2,790
    Amortization of deferred costs ..........................................        10,238           --

    Changes in assets and liabilities:
      Decrease in other assets ..............................................         3,441         22,504
      Increase in accrued interest payable ..................................        63,000         63,000
      Decrease in accounts payable and accrued expenses .....................       (11,523)       (67,378)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (306,233)      (270,076)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (306,233)      (270,076)

Cash and cash equivalents, beginning of period ..............................     4,137,701      4,588,111
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 3,831,468    $ 4,318,035
                                                                                ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of June 30, 2009, and the results of its operations for the three and six month periods ended June 30, 2009 and 2008, and its cash flows for the six month periods ended June 30, 2009 and 2008. The results of operations for the interim period ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENTS

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through August 11, 2009, which is the issue date of the financial statements. The adoption of SFAS 165 did not have a material impact on our results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009.

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


2.   NEW ACCOUNTING PRONOUNCEMENTS - Continued

applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157", we adopted the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

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

     The  Partnership  has determined  that the fair value of the purchase money note is de minimus as the note is secured by limited partnership interests only, is non-recourse to the Partnership and is in default.

     The  balance  sheet   carrying   amount  for  cash  and  cash   equivalents
approximates their fair value.


3.   PLAN OF LIQUIDATION AND DISSOLUTION

     On February 4, 2004, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to limited partners to solicit consents for approval of the following:

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3. PLAN OF LIQUIDATION AND DISSOLUTION - Continued

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

                                       FOR                    AGAINST                   ABSTAIN                  TOTAL
                               -------------------      --------------------      --------------------     -------------------
                               Units of                 Units of                  Units of                 Units of
                               limited                  limited                   limited                  limited
                               partner                  partner                   partner                  partner
Description                    interest    Percent      interest     Percent      interest     Percent     interest    Percent
-----------                    --------    -------      --------     -------      --------     -------     --------    -------
Sale, dissolution and
  five percent
  Disposition Fee               28,699       57.6%       1,264         2.5%          268         0.5%        30,231      60.6%

$500,000 Partnership
  Liquidation Fee               25,841       51.8%       3,546         7.1%          844         1.7%        30,231      60.6%

Extension of
  solicitation per              27,975       56.1%       1,767         3.5%          489         1.0%        30,231      60.6%


     The Partnership was not liquidated within 36 months from the approved liquidation date of March 22, 2004, therefore no liquidation fee was taken by the Partnership. The Managing General Partner is continuing towards liquidation of all the Partnership's investments.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   PLAN OF LIQUIDATION AND DISSOLUTION - Continued

     There can be no assurance that the Liquidation will be completed pursuant to the Plan of Liquidation and Dissolution.


4.   INVESTMENT IN PARTNERSHIP

a.   Due on investment in partnerships and accrued interest payable
     --------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of August 11, 2009, principal and accrued interest of $1,400,000 and $3,333,243, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner and the representatives of the purchase money noteholders have signed a contract for the assignment of the Partnership's interest in Westgate in satisfaction of the purchase money note's principal and accrued interest. The representatives of the purchase money note holders must obtain renewal consent to the transaction from regulatory authorities. The Michigan State Housing Development Authority will not allow a transfer to occur until after December 4, 2009, due to a refunding of the bonds securing the mortgage on the property owned by the Local Partnership. The gain on this assignment would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a transfer of the Partnerships interest in Westgate will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 and $63,000 and each of the three and six month periods ended June 30, 2009 and 2008. The accrued interest payable on the purchase money note of
$3,319,262   and  $3,256,262  as  of  June  30,  2009  and  December  31,  2008,
respectively, is in default.

     Due to the likelihood of the transfer of Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $396,286 and $436,484 as of June 30, 2009 and December 31, 2008, respectively, has been reclassified to investment in partnership held for sale or transfer in the accompanying balance sheets.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


4. INVESTMENT IN PARTNERSHIP - Continued

b.   Asset held for sale or transfer
     ------------------------------

                                    Westgate
                                    --------

     See Note 4.a., above.

c.   Summarized financial information
     --------------------------------

     Statements of operations for the one Local Partnership in which the Partnership was invested as of June 30, 2009 and 2008 follow. The statements have been compiled from information supplied by the management agent of the property and are unaudited. Appended after the statements is information concerning the Partnership's share of income from the Local Partnership.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months ended
                                                         June 30,
                                                 --------------------------
                                                   2009               2008
                                                 --------           -------
                                                  Equity             Equity
                                                  Method             Method
                                                 --------           -------

Number of Local Partnerships                         1                  1
                                                     =                  =

Revenue:
  Rental                                         $165,564           $151,141
  Other                                             6,523             26,174
                                                 --------           --------

    Total revenue                                 172,087            177,315
                                                 --------           --------

Expenses:
  Operating                                       186,195            149,068
  Interest                                        (12,225)            (9,753)
  Depreciation and amortization                    39,925             40,800
                                                 --------           --------

    Total expenses                                213,895            180,115
                                                 --------           --------

Net loss                                         $(41,808)          $ (2,800)
                                                 ========           ========

Partnership's share of
  Local Partnership net income (loss)             (40,966)            (2,744)
                                                 --------           ---------

Share of loss from partnerships                  $(40,966)          $ (2,744)
                                                 ========           ========

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


4.   INVESTMENT IN PARTNERSHIP - Continued


                                                  For the six months ended
                                                         June 30,
                                                 ---------------------------
                                                    2009             2008
                                                 ----------       ----------
                                                   Equity           Equity
                                                   Method           Method
                                                 ----------       ----------

Number of Local Partnerships                         1                1
                                                     =                =

Revenue:
  Rental                                         $  336,611       $  326,638
  Other                                              16,525           33,269
                                                 ----------       ----------

    Total revenue                                   353,136          359,907
                                                 ----------       ----------

Expenses:
  Operating                                         328,312          300,660
  Interest                                          (24,451)         (19,506)
  Depreciation and amortization                      79,849           81,600
                                                 ----------       ----------

    Total expenses                                  383,710          362,754
                                                 ----------       ----------


Net loss                                         $  (30,574)      $   (2,847)
                                                 ==========       ==========

Partnership's share of Local
  Partnership net loss                           $  (29,960)          (2,790)
                                                 ----------       ----------

Share of loss from partnerships                  $  (29,960)      $   (2,790)
                                                 ==========       ==========


5.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $53,851 and $103,588, for the three and six month periods ended June 30, 2009, respectively and $62,647 and $106,329 for the three and six month periods ended June 30, 2008, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended June 30, 2009 and 2008, and $124,998 for each of the six month periods ended June 30, 2009 and 2008.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


5.   RELATED PARTY TRANSACTIONS - Continued

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


6.   CASH DISTRIBUTION

     On August 6, 2009, the Partnership made a cash distribution of $2,245,950 ($45 per Unit) to the Limited Partners who are holders of record as of July 22, 2009. The distribution consisted of cash accumulated from operations.


7.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts. As of June 30, 2009, the uninsured portion of the cash balances was $4,020,000.


                            Number of    Bank Balance    Insured     Uninsured
        Bank                Accounts       06/30/09      06/30/09     06/30/09
----------------------      --------     ------------    --------    ----------

Dreyfus Inst Preferred
  Money Market Fund             2        $4,020,000      $0          $4,020,000

SunTrust Bank                   2        $18,692         $18,692     $0

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

                          New Accounting Pronouncements
                          -----------------------------

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through August 11, 2009, which is the issue date of the financial statements. The adoption of SFAS 165 did not have a material impact on our results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009, and have included the additional disclosures in Note 2 to the financial statements.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,831,468 as of June 30, 2009, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 11, 2009, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,319,262 as of June 30, 2009, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The purchase money note, which is nonrecourse to the Partnership, is secured by the Partnership's interest in the Westgate Local Partnership, which owns Westgate Tower Apartments. The underlying property does not have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner and the representatives of the purchase money noteholders have signed a contract for

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


the assignment of the Partnership's interest in Westgate in satisfaction of the purchase money note's principal and accrued interest. The gain on this assignment would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a transfer of the Partnership interest in Westgate will occur.

     The Managing General Partner has received consent from a majority of Unit Holders for the liquidation of the Partnership. (See Note 3 of the notes to financial statements contained in Part I, Item 1, hereof.) It is anticipated that the Partnership's obligation, discussed above, would be retired in conjunction with such Liquidation. There can be no assurance that the
Liquidation  will  be  completed   pursuant  to  the  Plan  of  Liquidation  and
Dissolution.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2009, existing cash resources was adequate to support operating cash requirements. Cash and cash equivalents decreased $306,233 during the six month period ended June 30, 2009, primarily due to operating expenses paid in cash.

     On August 6, 2009, the Partnership made a cash distribution of $2,245,950 ($45 per Unit) to the Limited Partners who are holders of record as of July 22, 2009. The distribution consisted of cash accumulated from operations.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended June 30, 2009 increased from the corresponding period in 2008, primarily due increased share of loss from partnership and amortization of deferred costs and decreased interest revenue, partially offset by decreased professional fees. Share of loss from partnership increased primarily due to higher operating expenses at the property. Interest revenue decreased due to lower rates in 2009.

     The Partnership's net loss for the six month period ended June 30, 2009 increased from the corresponding period in 2008, primarily due to increases in share of loss from partnership, amortization of deferred costs and general and administrative expenses and decreased interest revenue. Share of loss from partnership increased primarily due to higher operating expenses at the property. Interest revenue decreased due to lower interest rates in 2009.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2009.

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

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In June 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 4. a. of the notes to  financial  statements  contained in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.

Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2009, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2009.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On August 6, 2009, the Partnership made a cash distribution of $2,245,950 ($45 per Unit) to the Limited Partners who are holders of record as of July 22, 2009. The distribution consisted of cash accumulated from operations.

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


                               CAPITAL REALTY INVESTORS-II LIMITED
                                 PARTNERSHIP
                               -------------------------------------------------
                               (Registrant)

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    Managing General Partner



August 11, 2009                     by:  /s/ H. William Willoughby
---------------                          ---------------------------------------
DATE                                     H. William Willoughby,
                                         Director, President, Secretary,
                                           Principal Financial Officer,
                                           and Principal Accounting Officer