Form 10-Q
period 2009-09-30
CAPITAL REALTY INVESTORS II LTD PARTNERSHIP
filed 2009-11-12
CIK 713571

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

     For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer    |_|     Accelerated filer                |_|
Non-accelerated filer      |_|     Smaller reporting company        |X|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2009



                                                                        Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2009 and December 31, 2008................... 1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2009
             and 2008................................................... 2

         Statements of Cash Flows
           - for the nine months ended September 30, 2009 and 2008...... 3

         Notes to Financial Statements
           - September 30, 2009 and 2008................................ 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................... 11

Item 4.  Controls and Procedures........................................ 13


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................ 14

Item 5.  Other Information.............................................. 14

Item 6.  Exhibits....................................................... 15

Signature............................................................... 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investment in partnership held for sale or transfer ...............................   $    388,949    $    436,484
Cash and cash equivalents .........................................................      1,466,706       4,137,701
Other assets ......................................................................           --             4,559
                                                                                      ------------    ------------

    Total assets ..................................................................   $  1,855,655    $  4,578,744
                                                                                      ============    ============


                                                  LIABILITIES AND PARTNERS' DEFICIT




Due on investment in partnership ..................................................   $  1,400,000    $  1,400,000
Accrued interest payable ..........................................................      3,350,762       3,256,262
Accounts payable and accrued expenses .............................................         73,834          64,927
                                                                                      ------------    ------------

    Total liabilities .............................................................      4,824,596       4,721,189
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     50,015,000      50,015,000
                                                                                      ------------    ------------

                                                                                        50,017,000      50,017,000
                                                                                      ------------    ------------

Less:
  Accumulated distributions to partners ...........................................    (36,998,853)    (34,752,903)
  Offering costs ..................................................................     (5,278,980)     (5,278,980)
  Accumulated losses ..............................................................    (10,708,108)    (10,127,562)
                                                                                      ------------    ------------

    Total partners' deficit .......................................................     (2,968,941)       (142,445)
                                                                                      ------------    ------------

    Total liabilities and partners' deficit .......................................   $  1,855,655    $  4,578,744
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended      For the nine months ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        2009             2008           2009            2008
                                                    ------------    ------------    ------------    ------------
Share of loss from partnership ..................   $     (7,337)   $    (28,732)   $    (37,297)   $    (31,522)
                                                    ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ....................................            847          27,548          12,193         103,362
                                                    ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ..................         67,308          39,331         204,158         168,999
    Management fee ..............................         62,499          62,499         187,497         187,497
    Interest ....................................         31,500          31,500          94,500          94,500
    Professional fees ...........................         11,400          10,941          59,049          57,291
    Amortization ................................           --              --            10,238            --
                                                    ------------    ------------    ------------    ------------

                                                         172,707         144,271         555,442         508,287
                                                    ------------    ------------    ------------    ------------

      Total other revenue and expenses ..........       (171,860)       (116,723)       (543,249)       (404,925)
                                                    ------------    ------------    ------------    ------------

Net loss ........................................       (179,197)       (145,455)       (580,546)       (436,447)

Accumulated losses, beginning of period .........    (10,528,911)     (9,943,779)    (10,127,562)     (9,652,787)
                                                    ------------    ------------    ------------    ------------

Accumulated losses, end of period ...............   $(10,708,108)   $(10,089,234)   $(10,708,108)   $(10,089,234)
                                                    ============    ============    ============    ============

Net loss allocated
  to General Partners (1.51%) ...................   $     (2,706)   $     (2,196)   $     (8,766)   $     (6,590)
                                                    ============    ============    ============    ============

Net loss allocated
  to Initial and Special Limited Partners (1.49%)   $     (2,670)   $     (2,167)   $     (8,650)   $     (6,503)
                                                    ============    ============    ============    ============

Net loss allocated
  to Additional Limited Partners (97%) ..........   $   (173,821)   $   (141,092)   $   (563,130)   $   (423,354)
                                                    ============    ============    ============    ============

Net loss per unit of
  Additional Limited Partner Interest,
  based on 49,910 units outstanding .............   $      (3.48)   $      (2.83)   $     (11.28)   $      (8.48)
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the nine months ended
                                                                                      September 30,
                                                                                ---------------------------
                                                                                    2009          2008
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................   $  (580,546)   $  (436,447)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of loss from partnerships .........................................        37,297         31,522
    Amortization of deferred costs ..........................................        10,238           --

    Changes in assets and liabilities:
      Decrease in other assets ..............................................         4,559         22,718
      Increase in accrued interest payable ..................................        94,500         94,500
      Increase (Decrease) in accounts payable and accrued expenses ..........         8,907        (65,401)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (425,045)      (353,108)
                                                                                -----------    -----------

Cash flows from financing activities:
      Distribution paid to Limited Partners .................................    (2,245,950)          --
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................    (2,670,995)      (353,108)

Cash and cash equivalents, beginning of period ..............................     4,137,701      4,588,111
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 1,466,706    $ 4,235,003
                                                                                ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-II Limited Partnership (the Partnership) as of September 30, 2009, and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008, and its cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for the interim period ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2008.


2.   NEW ACCOUNTING PRONOUNCEMENTS

     On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC"), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

     On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the ASC for nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the financial position, results of operations or cash flows.

     During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

     The ASC establishes a hierarchy for inputs used in measuring fair value as follows:

     1. Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
     2. Level 2 Inputs -- observable inputs other than quoted prices in active markets for identical assets and liabilities.
     3.   Level 3 Inputs -- unobservable inputs.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


2.   NEW ACCOUNTING PRONOUNCEMENTS - Continued

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

     The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through November 12, 2009, which is the issue date of the financial statements. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

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

                           September 30, 2009 and 2008

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

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


4.   INVESTMENT IN PARTNERSHIP

a.   Due on investment in partnerships and accrued interest payable
     --------------------------------------------------------------

                                    Westgate
                                    --------

     The Partnership defaulted on its one remaining purchase money note, related to Westgate Limited Dividend Housing Association (Westgate), on September 1, 2003, when the note (as extended) matured and was not paid. The default amount included principal and accrued interest of $1,400,000 and $2,584,492, respectively. As of November 12, 2009, principal and accrued interest of $1,400,000 and $3,365,347, respectively, were due. In conjunction with the approved Plan of Liquidation and Dissolution of the Partnership, the Managing General Partner and the representatives of the purchase money noteholders have signed a contract for the assignment of the Partnership's interest in Westgate in satisfaction of the purchase money note's principal and accrued interest. The representatives of the purchase money note holders must obtain renewal consent to the transaction from regulatory authorities. The Michigan State Housing Development Authority will not allow a transfer to occur prior to December 4, 2009, due to a refunding of the bonds securing the mortgage on the property owned by the Local Partnership. The gain on this assignment would be taxed at a federal tax rate of up to 35 percent. There can be no assurance that a transfer of the Partnerships interest in Westgate will occur.

     Interest expense on the Partnership's Westgate purchase money note was $31,500 and $94,500 and each of the three and nine month periods ended September 30, 2009 and 2008. The accrued interest payable on the purchase money note of $3,350,762 and $3,256,262 as of September 30, 2009 and December 31, 2008,
respectively, is in default.

     Due to the likelihood of the transfer of Westgate, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $388,949 and $436,484 as of September 30, 2009 and December 31, 2008, respectively, has been reclassified to investment in partnership held for sale or transfer in the accompanying balance sheets.

b.   Asset held for sale or transfer
     -------------------------------

                                    Westgate
                                    --------

     See Note 4.a., above.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


4.   INVESTMENT IN PARTNERSHIP - Continued

c.   Summarized financial information
     --------------------------------

     Statements of operations for the one Local Partnership in which the Partnership was invested as of September 30, 2009 and 2008 follow. The statements have been compiled from information supplied by the management agent of the property and are unaudited. Appended after the statements is information concerning the Partnership's share of income from the Local Partnership.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          For the three months ended
                                                September 30,
                                         -----------------------------
                                           2009                 2008
                                         --------             --------
                                          Equity               Equity
                                          Method               Method
                                         --------             --------
Number of Local Partnerships                 1                   1
                                             =                   =

Revenue:
  Rental                                 $168,229             $164,420
  Other                                     9,725                6,661
                                         --------             --------

    Total revenue                         177,954              171,081
                                         --------             --------

Expenses:
  Operating                               157,742              169,356
  Interest                                (12,225)              (9,753)
  Depreciation and amortization            39,925               40,800
                                         --------             --------

    Total expenses                        185,442              200,403
                                         --------             --------

Net loss                                 $ (7,488)            $(29,322)
                                         ========             ========

Partnership's share of
  Local Partnership net loss               (7,337)             (28,732)
                                         --------             --------

Share of loss from partnerships          $ (7,337)            $(28,732)
                                         ========             ========

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


4.   INVESTMENT IN PARTNERSHIP - Continued


                                         For the nine months ended
                                               September 30,
                                         ---------------------------
                                            2009             2008
                                         ----------       ----------
                                           Equity           Equity
                                           Method           Method
                                         ----------       ----------

Number of Local Partnerships                 1                1
                                             =                =

Revenue:
  Rental                                 $  504,840       $  491,058
  Other                                      26,250           39,930
                                         ----------       ----------

    Total revenue                           531,090          530,988
                                         ----------       ----------

Expenses:
  Operating                                 486,054          470,016
  Interest                                  (36,676)         (29,258)
  Depreciation and amortization             119,774          122,399
                                         ----------       ----------

    Total expenses                          569,152          563,157
                                         ----------       ----------


Net loss                                 $  (38,062)      $  (32,169)
                                         ==========       ==========

Partnership's share of Local
  Partnership net loss                   $  (37,297)         (31,522)
                                         ----------       ----------

Share of loss from partnerships          $  (37,297)      $  (31,522)
                                         ==========       ==========


5.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $42,546 and $147,426, for the three and nine month periods ended September 30, 2009, respectively and $27,061 and $133,390 for the three and nine month periods ended September 30, 2008, respectively. Such expenses are included in
general  and   administrative   expenses  in  the  accompanying   statements  of
operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $62,499 for each of the three month periods ended September 30, 2009 and 2008, and $187,497 for each of the nine month periods ended September 30, 2009 and 2008.

                 CAPITAL REALTY INVESTORS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

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


6.   CASH DISTRIBUTION

     On August 6, 2009, the Partnership made a cash distribution of $2,245,950 ($45 per Unit) to the Limited Partners who were holders of record as of July 22, 2009. The distribution consisted of cash accumulated from operations.


7.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. As of September 30, 2009, the uninsured portion of the cash balances was $0.

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

                          New Accounting Pronouncements
                          -----------------------------

     On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC"), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

     On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the ASC for nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the financial position, results of operations or cash flows.

     During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

     The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through November 12, 2009, which is the issue date of the financial statements. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,466,706 as of September 30, 2009, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 12, 2009, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves pending further distributions under its Plan of Liquidation and Dissolution.

     The Partnership's remaining obligation with respect to its investment in Westgate Tower Limited Dividend Housing Associates (Westgate), in the form of a nonrecourse purchase money note which matured September 1, 2003, has a principal balance of $1,400,000 plus accrued interest of $3,350,762 as of September 30, 2009, and is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations - Continued


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2009, existing cash resources was adequate to support operating cash requirements. Cash and cash equivalents decreased $2,670,995 during the nine month period ended September 30, 2009, primarily due to the distribution paid to Limited Partners and operating expenses paid in cash.

     On August 6, 2009, the Partnership made a cash distribution of $2,245,950 ($45 per Unit) to the Limited Partners who were holders of record as of July 22, 2009. The distribution consisted of cash accumulated from operations.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended September 30, 2009 increased from the corresponding period in 2008, primarily due to decreased interest revenue and increased general and administrative expenses, partially offset by decreased share of loss from partnership. Interest revenue decreased due to lower cash and cash equivalent balances and lower rates in 2009. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Share of loss from partnership decreased primarily due to lower operating expenses at the property.

     The Partnership's net loss for the nine month period ended September 30, 2009 increased from the corresponding period in 2008, primarily due to decreased interest revenue and increased general and administrative expenses. Interest revenue decreased due to lower cash and cash equivalent balances and lower rates in 2009. General and administrative expenses increased primarily due to higher reimbursed payroll costs.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2009.

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


Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures

     In October 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities

     See Note 4. a. of the notes to  financial  statements  contained in Part I,
Item 1, hereof, for information concerning the Partnership's default on one purchase money note.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2009, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2009.

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

All other Items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                   CAPITAL REALTY INVESTORS-II LIMITED
                                     PARTNERSHIP
                                   ---------------------------------------------
                                   (Registrant)

                                   by:  C.R.I., Inc.
                                        ----------------------------------------
                                        Managing General Partner



November 12, 2009                       by:  /s/ H. William Willoughby
-----------------                            -----------------------------------
DATE                                         H. William Willoughby,
                                             Director, President, Secretary,
                                               Principal Financial Officer,
                                               and Principal Accounting Officer